Form 10-Q
period 1996-03-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1996-05-10
CIK 915915

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------



                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1996            COMMISSION FILE NO. 0-23784



                KELLEY PARTNERS 1994 DEVELOPMENT
                        DRILLING PROGRAM
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              TEXAS                          76-0419001
 (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)


        601 JEFFERSON ST.
            SUITE 1100
          HOUSTON, TEXAS                       77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)


Registrant's telephone number, including area code: (713)  652-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----




- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

       KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM

                             INDEX


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
  Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995.....  2

  Statements of Income for the three months ended March 31, 1996 and
   1995 (unaudited).........................................................  3

  Statements of Cash Flows for the three months ended March 31, 1996 and
   1995 (unaudited).........................................................  4

  Notes to Financial Statements.............................................  5

  Management's  Discussion and Analysis of Financial  Condition and Results
   of Operations............................................................  6


PART II. OTHER INFORMATION.................................................. 10

                        PART I. FINANCIAL INFORMATION


             KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                               BALANCE SHEET

                             ($ IN THOUSANDS)

                                                    MARCH 31,   DECEMBER 31,
                                                      1996          1995
                                                    ---------   ------------
                                                   (UNAUDITED)
ASSETS:
  Cash and cash equivalents.......................  $      9           57
  Accounts receivable - trade.....................       255          141
  Accounts receivable - affiliates................     4,058        2,855
  Other assets....................................         9           21
                                                    --------     --------
    Total current assets..........................     4,331        3,074
                                                    --------     --------

  Oil and gas properties, successful efforts
   method:
    Properties subject to amortization............    34,516      31,932
    Less: Accumulated depreciation, depletion &
     amortization.................................   (20,677)    (19,217)
                                                    --------     --------
    Total oil and gas properties..................    13,839       12,715
                                                    --------     --------

 TOTAL ASSETS.....................................  $ 18,170       15,789
                                                    --------     --------
                                                    --------     --------

LIABILITIES:
  Accounts payable and accrued expenses...........  $  2,081        7,533
  Accounts payable - affiliates...................     1,078           56
                                                    --------     --------
    Total current liabilities.....................     3,159        7,589
                                                    --------     --------

 TOTAL LIABILITIES................................     3,159        7,589
                                                    --------     --------

PARTNERS' EQUITY:
  LP unitholders' equity..........................     1,730        1,985
  GP unitholders' equity..........................    12,003        4,751
  Managing and special general partners' equity...     1,278        1,464
                                                    --------     --------
  TOTAL PARTNERS' EQUITY..........................    15,011        8,200
                                                    --------     --------

TOTAL LIABILITIES AND PARTNERS' EQUITY............  $ 18,170       15,789
                                                    --------     --------
                                                    --------     --------



See Notes to Financial Statements.

        KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                       STATEMENTS OF INCOME

              ($ IN THOUSANDS, EXCEPT PER UNIT DATA)

                           (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
REVENUES:
  Oil and gas sales.............................       $4,038       1,531
  Interest income...............................          481         821
                                                   ----------  ----------
    Total revenues..............................        4,519       2,352
                                                    --------     --------

COSTS AND EXPENSES:
  Lease operating expenses......................          348         125
  Severance taxes...............................          135          92
  Exploration and dry hole costs................          155         293
  General and administrative expenses...........          226          92
  Depreciation, depletion and amortization......        1,402       1,197
                                                   ----------  ----------
    Total costs and expenses....................        2,266       1,799
                                                   ----------  ----------

NET INCOME......................................   $    2,253         553
                                                   ----------  ----------
                                                   ----------  ----------

NET INCOME ALLOCABLE TO LP UNITHOLDERS
 AND GP UNITHOLDERS.............................   $    2,164         531
                                                   ----------  ----------
                                                   ----------  ----------

NET INCOME ALLOCABLE TO MANAGING AND
 INDIVIDUAL GENERAL PARTNERS....................   $       89          22
                                                   ----------  ----------
                                                   ----------  ----------

NET INCOME PER UNIT.............................   $      .11  $      .02
                                                   ----------  ----------
                                                   ----------  ----------

Average units outstanding.......................   20,864,414  20,864,414
                                                   ----------  ----------
                                                   ----------  ----------

See Notes to Financial Statements.

        KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                     STATEMENT OF CASH FLOWS

                          (IN THOUSANDS)

                           (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
                                                          1996      1995
                                                         ------    ------
OPERATING ACTIVITIES:
  Net income.........................................   $ 2,253       553
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation, depletion and amortization.........     1,402     1,197
    Dry hole costs...................................       (30)       (9)
    Changes in operating assets and liabilities:
      Increase in accounts receivable................    (1,317)   (1,297)
      Decrease in other assets.......................        12         5
      Decrease in accounts payable and accrued
       expenses......................................    (4,430)     (109)
                                                        -------    ------

  Net cash provided by (used in) operating
   activities........................................    (2,110)      340
                                                        -------    ------

INVESTING ACTIVITIES:
  Purchases of property and equipment................    (2,554)   (4,731)
  Sale of non-current assets.........................        58         -
                                                        -------    ------

  Net cash used in investing activities..............    (2,496)   (4,731)
                                                        -------    ------

FINANCING ACTIVITIES:
  Capital contributed by partners....................     7,505     4,535
  Distribution of uncommitted capital................      (340)        -
  Syndication costs charged to equity................         -        (9)
  Distributions......................................    (2,607)     (869)
                                                        -------    ------

  Net cash provided by financing activities..........     4,558     3,657
                                                        -------    ------

Decrease in cash and cash equivalents................       (48)     (734)

Cash and cash equivalents, beginning of period.......        57       762
                                                        -------    ------

Cash and cash equivalents, end of period.............   $     9        28
                                                        -------    ------
                                                        -------    ------



See Notes to Financial Statements.

       KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     PARTNERSHIP CAPITALIZATION. On February 28, 1994, the Partnership completed a public offering of 20,864,414 Units at a purchase price of $3.00 per Unit. As of March 31, 1996, Partnership capital aggregating $41,357,731 was provided through initial and deferred subscriptions for Units, together with $2,580,897 for general partner contributions. In accordance with its undertaking to purchase all unsubscribed and unpaid Units, Kelley Oil Corporation, the managing general partner of the Partnership ("Kelley Oil"), subscribed for 19,163,889 Units or 91.9% of the total outstanding Units. Kelley Oil did not have adequate current liquidity or capital resources to fund its entire subscription commitment by the end of the deferred payment period in November 1994. Subsequent contributions are being made by Kelley Oil, together with interest at a market rate, as funds are needed for the Partnership's drilling activities. After giving effect to a required reduction of Partnership capital to reflect a distribution of uncommitted funds to Unitholders other than Kelley Oil (the "Public Unitholders") in March 1996, Kelley Oil's outstanding subscription commitment was $13,627,101 million as of the date of this Report. See "Liquidity and Capital Resources" below.

     DRILLING OPERATIONS. As of May 6, 1996, the Partnership had participated in drilling 60 wells, of which 56 gross (17.97 net) wells were productive and 4 gross (2.67 net) wells were dry. A total of 11 wells were producing to sales by the end of 1994, 38 wells were on stream at December 31, 1995 and 15 wells were brought into production in the first four months of 1996. The Partnership plans to drill a total of 34 new proved undeveloped locations in north Louisiana during 1996. In addition, another 14 proved undeveloped locations in north Louisiana have been allocated to the Partnership for drilling after 1996. As of the date of this Report, 12 of the allocated wells have been drilled at a 100% completion rate. For the balance of its drilling program, there are no south Louisiana drilling rights committed to the Partnership. Consistent with historical arrangements, drilling activities are being allocated and financed two-thirds by the Partnership and one-third by Kelley Oil & Gas Corporation, the parent company of Kelley Oil ("KOGC").

     HEDGING ACTIVITIES. KOGC periodically uses forward sales contracts and derivative financial instruments covering natural gas to reduce exposure to downward price fluctuations on natural gas production of KOGC and its subsidiaries, including the Partnership (collectively, the "Kelley Group"). The swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Partnership under the swap arrangements and proceeds from forward sales contracts are included in oil and gas revenues. Through a combination of natural gas swap agreements and forward sales contracts, 52.4% of the Kelley Group's natural gas production for the first quarter of 1996 was affected by hedging transactions at an average Nymex quoted price of $2.16 per MMBtu, before transaction costs and transportation costs on gas delivered under forward sales contracts. As of April 30, 1996, approximately 32.0% of the Kelley Group's anticipated natural gas production for the balance of 1996 has been hedged at an average Nymex quoted price of $2.19 per MMBtu, before transaction and transportation costs. Additionally, the Kelley Group has secured a price floor on 11.0% of estimated production for the remainder of the year at a price of $1.99 per MMBtu, after transaction costs. The Kelley Group's hedging strategy for 1996 will seek to mitigate price risk and ensure that financial goals are achieved and obligations are met, although the strategy may deprive the Partnership of some short term price upside under volatile market conditions.

     CONTOUR TRANSACTION. In February 1996, KOGC completed an equity private placement with Contour Production Company L.L.C. ("Contour") for $48 million of common stock, providing Contour with 49.8% of KOGC's voting power (the "Contour Transaction"). As part of the Contour Transaction, John F. Bookout, President of Contour, and other executives named by him assumed senior management positions with KOGC and Kelley Oil, and designees of Contour obtained a majority of the seats on KOGC's board of directors.

RESULTS OF OPERATIONS

     QUARTERS ENDED MARCH 31, 1996 AND 1995. Oil and gas revenues of $4,038,000 in the first quarter of 1996 increased 163.7% compared to $1,531,000 in the corresponding quarter last year. During the first quarter of 1996, production of natural gas, the dominant factor in the Partnership's revenues, increased 93.5% from 834,000 Mcf in the year-earlier quarter to 1,614,000 Mcf, while the average price of natural gas increased 47.2% to 2.37 per Mcf from $1.61 per Mcf in the first quarter of 1995. Production of crude oil in the first quarter of 1996 totaled 12,510 barrels, with an average sales price of $20.20 per barrel compared to 11,023 barrels at $14.72 per barrel in the first quarter of 1995, representing a volume and price increases of 13.5% and 37.2%, respectively. The increase in revenues and production from first quarter 1995 levels resulted from higher oil and gas prices partially offset by hedging activities and the Partnership's completion of 29 wells brought on line since March 31, 1995. See "General--Hedging Arrangements."

     Lease operating expenses and severance taxes were $483,000 in the current quarter versus $217,000 in the first quarter of 1995, an increase of 122.6%, reflecting the increased level of production. On a unit of production basis, these expenses increased to $.29 per Mcfe in the first quarter of 1996 from $.24 per Mcfe in the same quarter last year.

     The Partnership expensed exploration and dry hole costs in the first quarters of 1996 and 1995 aggregating $155,000 and $293,000, respectively, primarily reflecting the reduction in exploratory activities during both interim periods. Most of the Partnership's drilling expenditures in the first quarters of 1996 and 1995 were incurred for development wells and were therefore capitalized.

     General and administrative expenses of $226,000 in the first quarter of 1996 increased 145.7% from $92,000 in same quarter last year, reflecting the Partnership's share of administration costs associated with development operations of the Partnership and other partnerships managed by Kelley Oil. On a unit of production basis, these expenses increased to $.13 per Mcfe in the current quarter from $.10 per Mcfe in the first quarter of 1995.

     Depreciation, depletion and amortization ("DD&A") increased 17.1% from $1,197,000 in the first quarter of 1995 to $1,402,000 in the current quarter, primarily as a result of increased production largely offset by lower depletion rates following the Partnership's recognition of noncash impairment charges aggregating $10,914,000 in the fourth quarter of 1995 against the carrying value of its oil and gas properties under the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets. On a unit of production basis, DD&A decreased from $1.33 per Mcfe in the first quarter 1995 to $.83 per Mcfe in the current quarter.

     The Partnership realized net income of $2,253,000 or $.11 per Unit for the first quarter of 1996 and $553,000 or $.02 per Unit in the year-earlier quarter, reflecting the foregoing developments. Net available cash from Partnership operations, representing its net income plus exploration and dry hole costs and noncash charges for DD&A, aggregated $3,810,000 or $.18 per Unit in the current quarter compared to $2,043,000 or $.09 per Unit in the first quarter of 1995.

     The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Net cash used in the Partnership's operating activities during the first quarter of 1996, as reflected on its statement of cash flows, totaled $2,110,000. The Partnership's cash position was increased during the quarter by payments of subscriptions for Units and general partner contributions aggregating $7,505,000. During the quarter, funds were used in investing and financing activities comprised primarily of property and equipment expenditures of $2,554,000 for development of the Partnership's oil and gas properties and distributions to partners aggregating

$2,607,000. As a result of these activities, the Partnership's cash and cash equivalents decreased from $57,000 at December 31, 1995 to $9,000 at March 31, 1996.

     CAPITAL RESOURCES. The Partnership Agreement contemplates pro rata contributions from the Unitholders and the general partners of $62,593,242 (96.04%) and $2,580,897 (3.96%), respectively, or an aggregate of $65,174,139
("Contemplated Capital"). Under the deferred payment option applicable to investments in the Partnership exceeding $10,000, deferred subscriptions for Units and the general partners' deferred contributions were payable when called by Kelley Oil during the period ended November 30, 1994. Kelley Oil initially subscribed for 18,821,655 Units in addition to its 3.94% general partner interest in the Partnership. Following defaults by Public Unitholders on a total of 342,234 Units, the defaulted Units were subscribed by Kelley Oil in accordance with its undertaking in the Partnership Agreement. This increased Kelley Oil's total subscription commitment to $60,059,529 or 92.15% of the Partnership's total committed capital (the "KOIL Share"), with the Public Unitholders committing for the balance or 7.85% of the total committed capital (the "Public Share").

     The Partnership Agreement requires any contributions of the partners not used or committed to be used for drilling activities during the two-year period ended February 29, 1996, except for necessary operating capital, to be distributed to the partners on a pro rata basis as a return of capital. For this purpose, "committed for use" means funds that have been contracted or allocated by Kelley Oil for drilling, completion or other Partnership activities, and "necessary operating capital" means funds that, in the opinion of Kelley Oil, should remain in reserve to assure the continued operation of the Partnership.

     From its inception through December 31, 1995, a total of $43.7 million was expended on Partnership activities, including syndication costs. For the balance of the Partnership's drilling program, a total of $15.5 million has been contracted or allocated for drilling an additional 34 wells during 1996 and 14 proved undeveloped locations thereafter, plus $1.5 million for drilling overruns, contingencies and necessary operating capital. The expenditures through 1995 plus these budgeted expenditures aggregate $60.7 million ("Committed Expenditures"). Accordingly, the Contemplated Capital exceeded the Committed Expenditures by $4.4 million or .20 per Unit. The Public Share of the excess Contemplated Capital aggregating $340,105 was distributed to the Public Unitholders as a return of capital in March 1996.

     As of the date of this Report, Kelley Oil had contributed $42,428,457 to the Partnership, together with interest at a market rate on the portion of its commitment that remained outstanding after November 1994. After giving effect to the reduction in Contemplated Capital under the Partnership Agreement, the KOIL Share of Committed Expenditures is $56.0 million. Because this exceeds its total contribution to date, Kelley Oil did not receive any distribution of uncommitted capital. Kelley Oil intends to contribute the unfunded portion of its commitment, together with interest at a market rate, as funds are needed for completion of the Partnership's drilling program. Kelley Oil anticipates that its remaining contributions will be adequate to fund the Partnership's capital expenditure requirements for the balance of its drilling program.

     During 1995, the Partnership and its operating joint venture (the "Joint Venture") were guarantors under the Kelley Group's revolving credit facility (the "Prior Credit Facility"). In February 1996, KOGC repaid outstanding borrowings of $30 million under the Prior Credit Facility with proceeds from the Contour Transaction. See "Recent Developments--Contour Transaction" above. In connection with the Contour Transaction, KOGC replaced the Prior Credit Facility with a new $35 million revolving credit facility agented by Texas Commerce Bank National Association ("Credit Facility"). The borrowers under the Credit Facility are Kelley Oil and Kelley Operating, with KOGC, the Partnership and KOGC's other subsidiary partnerships as guarantors. The Credit Facility is secured by all the oil and gas properties and other assets of the Kelley Group, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership.

     DISTRIBUTION POLICY. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. For these purposes, net available cash is generally defined as the net operating cash flow of the Partnership after deducting working capital requirements. The Partnership made four quarterly distributions in 1995 aggregating $.33 per Unit or a total of $6,885,257, together with $283,899 to the General Partners for their general partner interests. In January and May 1996, the Partnership made quarterly distributions of $.12 per Unit and $.18 per Unit, respectively (aggregating $6,259,324), together with $258,090 to the general partners. The distributions in each quarter generally represented substantially all of the Partnership's net available cash from prior quarter operations. The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

     Net available cash per Unit from operations in the first quarters of 1996 and 1995 was determined as follows:

                              (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                   ------------------
                                                    1996        1995
                                                   -------     ------
Net income per Unit...............................  $.11         .02
Depreciation, depletion and amortization charges
 per Unit.........................................   .06         .06
Exploration and dry hole costs per Unit...........   .01         .01
                                                    ----        ----
  Net available cash per Unit.....................  $.18         .09
                                                    ----        ----
                                                    ----        ----

                  PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     Initial test results for wells completed in the first quarter of 1996 are summarized in the following table.

                    INITIAL TEST RESULTS(1)
                              FROM
                 FIRST QUARTER 1996 COMPLETIONS

                                                                                       THOUSAND
WELL NAME                                                            /64"   FLOWING     CUBIC     BARRELS
 FIELD NAME                  COMPLETION   RESERVOIR                 CHOKE    TUBING     FEET        OIL     WORKING
  PARISH, STATE                DATE       COMPLETED   PERFORATIONS  SIZE    PRESSURE   PER DAY    PER DAY   INTEREST
- --------------------------   ----------  -----------  ------------  -----   --------   --------   -------   --------
Hamner #3 - Alt               1/27/96    Hosston             7589-   18       3,300     7,000        30     .14413821
 Ada                                                     8598 (OA)
  Bienville

Lyles #2 - Alt                3/21/96    Hosston             7269-   18       1,350     1,424       240     .26122214
 Sailes                                  A & B          10034 (OA)
  Bienville

Placid Oil "8" #1 - Alt        3/4/96    Hosston             7266-   15       2,300     3,971        80     .34555567
 Sailes                                  A & B           9482 (OA)
  Bienville

Kilpatrick  #1 - Alt           1/11/96   Hosston             7294-   18       1,370     2,180        60     .44906643
 Sailes                                  A & B           9173 (OA)
  Bienville

Fogle etal #2                   3/4/96   Hosston             6991-   48         960     2,387         5     .28885956
 Sibley                                  A & B           8977 (OA)
  Webster

Alford #1 - Alt                1/13/96   Hosston B           7772-   37       1,680    14,283        35     .16535208
 Sibley                                                  8647 (OA)
  Webster

Effie Smith "B" #2 - Alt       1/16/96   Hosston             7035-   16       2,300     4,711         7     .27815251
 Sibley                                  A & B           8800 (OA)
  Webster

O.L. McConathy #2 - Alt        2/19/96   Hosston             7825-   20       3,250     9,200        60     .15616407
 West Bryceland                          A & B           9537 (OA)
  Bienville

Jones etal #1 - Alt             3/6/96   Hosston A           7194-   16       1,800     3,049        13     .28786969
 Ada                                                          7471
  Bienville

Boyet #1                       1/23/96   Glen Rose           4588-   11         175         -        42     .03245648
 Sibley                                                       4590
  Webster

Glass Est D #1 - Alt           1/28/96   Hosston B           7741-   22       2,950     9,990        20     .06485960
 Sibley                                                       8574
  Webster

Reed B #2 - Alt                2/21/96   Hosston B            7886-  18.5     3,000     7,505        35     .16645114
 Sibley                                                        8627
  Webster

Smith G #1                     3/22/96   Hosston  B           8299-  17       2,450     4,539        16     .32935669
 Ada                                                           8814
  Webster

____________________
  (1) Reflects initial test results reported under state reporting requirements and may not be indicative of actual producing rates to sales.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. None.

     (b) REPORTS ON FORM 8-K. The Partnership filed a Current Report on Form 8-A dated February 15, 1996 covering the Contour Transaction and a change in its independent accountants.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     KELLEY PARTNERS 1994
                                     DEVELOPMENT DRILLING PROGRAM

                                     By:   KELLEY  OIL CORPORATION
                                           Managing General Partner


Date: May 9, 1996                    By:    /s/ WILLIAM C. RANKIN
                                        --------------------------------
                                             William C. Rankin,
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer)
                                        (Principal Financial Officer)