Form 10-Q
period 1996-06-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1996-08-14
CIK 915915

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1996        COMMISSION FILE NO. 0-23784



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


       Registrant's telephone number, including area code: (713) 652-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995...  2

     Statements of Income (Loss) for the three months ended June 30,
      1996 and 1995 (unaudited).............................................  3

     Statements of Income (Loss) for the six months ended June 30, 1996 and 1995 (unaudited)..................................................  4

     Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)..................................................  5

     Notes to Financial Statements..........................................  6

     Management's Discussion and Analysis of Financial Condition and
      Results of Operations.................................................  7


PART II.  OTHER INFORMATION................................................. 11

                         PART I. FINANCIAL INFORMATION

               KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                BALANCE SHEETS

                               ($ IN THOUSANDS)

                                                                     JUNE 30,       DECEMBER 31,
                                                                       1996             1995
                                                                    ----------      ------------
                                                                    (UNAUDITED)
ASSETS:
  Cash and cash equivalents.......................................   $    210             57
  Accounts receivable - trade.....................................        156            141
  Accounts receivable - affiliates................................      4,174          2,855
  Other assets....................................................         32             21
                                                                     --------        -------
     Total current assets                                               4,572          3,074
                                                                     --------        -------
  Oil and gas properties, successful efforts method:
     Properties subject to amortization...........................     39,044         31,932
     Less:  Accumulated depreciation, depletion & amortization....    (23,020)       (19,217)
                                                                     --------        -------
     Total oil and gas properties.................................     16,024         12,715
                                                                     --------        -------

  TOTAL ASSETS....................................................    $20,596         15,789
                                                                     --------        -------
                                                                     --------        -------

LIABILITIES:
  Accounts payable and accrued expenses...........................   $  4,197          7,533
  Accounts payable - affiliates...................................        365             56
                                                                     --------        -------
     Total current liabilities....................................      4,562          7,589
                                                                     --------        -------

  TOTAL LIABILITIES...............................................      4,562          7,589
                                                                     --------        -------

PARTNERS' EQUITY:
  LP unitholders' equity..........................................      1,590          1,985
  GP unitholders' equity..........................................     13,268          4,751
  Managing and special general partners' equity...................      1,176          1,464
                                                                     --------        -------

  TOTAL PARTNERS' EQUITY..........................................     16,034          8,200
                                                                     --------        -------

TOTAL LIABILITIES AND PARTNERS' EQUITY............................   $ 20,596         15,789
                                                                     --------        -------
                                                                     --------        -------

See Notes to Financial Statements.

               KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                          STATEMENTS OF INCOME (LOSS)

                    ($ IN THOUSANDS, EXCEPT PER UNIT DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       JUNE 30,
                                                               ---------------------
                                                                  1996        1995
                                                               ---------   ---------
REVENUES:
 Oil and gas sales.................................            $   4,261       1,780
 Interest income...................................                  300         749
                                                               ---------   ---------
   Total revenues..................................                4,561       2,529
                                                               ---------   ---------
COSTS AND EXPENSES:
 Lease operating expenses..........................                  356         130
 Severance taxes...................................                  165         109
 Exploration costs.................................                  167       2,343
 General and administrative expenses...............                  213         178
 Depreciation, depletion and amortization..........                2,330       1,352
                                                               ---------   ---------
   Total costs and expenses........................                3,231       4,112
                                                               ---------   ---------

NET INCOME (LOSS)...........................................   $   1,330      (1,583)
                                                               ---------   ---------
                                                               ---------   ---------

NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS
  AND GP UNITHOLDERS........................................   $   1,277      (1,520)
                                                               ---------   ---------
                                                               ---------   ---------

NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
  INDIVIDUAL GENERAL PARTNERS...............................   $      53         (63)
                                                               ---------   ---------
                                                               ---------   ---------

NET INCOME (LOSS) PER UNIT..................................   $     .06        (.07)
                                                               ---------   ---------
                                                               ---------   ---------

Average units outstanding...................................  20,864,414  20,864,414
                                                              ----------  ----------
                                                              ----------  ----------


See Notes to Financial Statements.

              KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                           STATEMENTS OF INCOME (LOSS)

                     ($ IN THOUSANDS, EXCEPT PER UNIT DATA)

                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                   ------------------------
                                                       1996         1995
                                                   -----------  -----------
REVENUES:
  Oil and gas sales. . . . . . . . . . . . . . . . $     8,299        3,311
  Interest income. . . . . . . . . . . . . . . . .         781        1,570
                                                   -----------  -----------
    Total revenues . . . . . . . . . . . . . . . .       9,080        4,881
                                                   -----------  -----------

COSTS AND EXPENSES:
  Lease operating expenses . . . . . . . . . . . .         704          255
  Severance taxes. . . . . . . . . . . . . . . . .         300          201
  Exploration costs. . . . . . . . . . . . . . . .         322        2,636
  General and administrative expenses. . . . . . .         439          270
  Depreciation, depletion and amortization . . . .       3,732        2,549
                                                   -----------  -----------
    Total costs and expenses . . . . . . . . . . .       5,497        5,911
                                                   -----------  -----------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . $     3,583       (1,030)
                                                   -----------  -----------
                                                   -----------  -----------

NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS
  AND GP UNITHOLDERS . . . . . . . . . . . . . . . $     3,441         (989)
                                                   -----------  -----------
                                                   -----------  -----------

NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
  INDIVIDUAL GENERAL PARTNERS. . . . . . . . . . . $       142          (41)
                                                   -----------  -----------
                                                   -----------  -----------

NET INCOME (LOSS) PER UNIT . . . . . . . . . . . . $       .17         (.05)
                                                   -----------  -----------
                                                   -----------  -----------

Average units outstanding. . . . . . . . . . . . .  20,864,414   20,864,414
                                                   -----------  -----------
                                                   -----------  -----------

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                      -----------------
                                                                        1996      1995
                                                                       -------   ------
OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,583   (1,030)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation, depletion and amortization. . . . . . . . . . . . .    3,732    2,549
    Dry hole costs. . . . . . . . . . . . . . . . . . . . . . . . . .       --    2,053
    Changes in operating assets and liabilities:
    Increase in accounts receivable . . . . . . . . . . . . . . . . .   (1,334)  (2,140)
    Increase in other assets. . . . . . . . . . . . . . . . . . . . .      (11)     (16)
    Increase (decrease) in accounts payable and accrued expenses. . .   (3,027)   2,529
                                                                       -------   ------

  Net cash provided by operating activities . . . . . . . . . . . . .    2,943    3,945
                                                                       -------   ------

INVESTING ACTIVITIES:
  Purchases of property and equipment . . . . . . . . . . . . . . . .   (7,112)  (9,058)
  Sale of non-current assets. . . . . . . . . . . . . . . . . . . . .       71        5
                                                                       -------   ------

  Net cash used in investing activities . . . . . . . . . . . . . . .   (7,041)  (9,053)
                                                                       -------   ------

FINANCING ACTIVITIES:
  Capital contributed by partners . . . . . . . . . . . . . . . . . .   11,108    7,355
  Distribution of uncommitted capital . . . . . . . . . . . . . . . .     (340)      --
  Syndication costs charged to equity . . . . . . . . . . . . . . . .       --       (9)
  Distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,517)  (2,824)
                                                                       -------   ------

  Net cash provided by financing activities . . . . . . . . . . . . .    4,251    4,522
                                                                       -------   ------

Increase (decrease) in cash and cash equivalents. . . . . . . . . . .      153     (586)

Cash and cash equivalents, beginning of period. . . . . . . . . . . .       57      762
                                                                       -------   ------

Cash and cash equivalents, end of period. . . . . . . . . . . . . . .  $   210      176
                                                                       -------   ------
                                                                       -------   ------

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

          The accompanying financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

          The Partnership commenced operations in February 1994 upon completing a public offering of 20,864,414 units of limited and general partner interests ("Units") at a purchase price of $3.00 per Unit. Kelley Oil Corporation, the managing general partner of the Partnership ("Kelley Oil"), owns 91.9% of the Units, together with a 3.94% general partner interest in the Partnership. See "Liquidity and Capital Resources" below.

RECENT DEVELOPMENTS

          DRILLING OPERATIONS. As of August 5, 1996, the Partnership had participated in drilling 71 wells, of which 67 gross (21.34 net) wells were productive and 4 gross (2.67 net) wells were dry. A total of 38 wells were on stream at December 31, 1995, with 17 wells brought into production in the first six months of 1996 and 5 wells added in July 1996. The Partnership plans to drill a total of 38 proved undeveloped locations in north Louisiana during 1996. In addition, another 10 proved undeveloped locations in north Louisiana have been allocated to the Partnership for drilling after 1996. As of the date of this Report, 23 of the allocated wells have been drilled and all have been completed as producers. For the balance of its drilling program, no south Louisiana drilling rights are committed to the Partnership. Consistent with historical arrangements, drilling activities are being allocated and financed two-thirds by the Partnership and one-third by Kelley Operating Company, Ltd. ("Kelley Operating"), a subsidiary partnership of Kelley Oil & Gas Corporation ("KOGC"), the parent company of Kelley Oil. See "Other Information" below.

          HEDGING ACTIVITIES. KOGC periodically uses forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on natural gas production of KOGC and its subsidiaries, including the Partnership (collectively, the "Kelley Group"). The swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues. Through a combination of natural gas swap agreements and forward sales contracts, 44.3% of the Kelley Group's natural gas production for the second quarter of 1996 was affected by hedging transactions at an average Nymex quoted price of $2.13 per MMBtu, before transaction costs and transportation costs on gas delivered under forward sales contracts. As of July 31, 1996, approximately 41.5% of the Kelley Group's anticipated natural gas production for the balance of 1996 has been hedged by forward sales contracts and natural gas swap agreements at an average Nymex quoted price of $2.22 per MMBtu, before transaction and transportation costs. Additionally, the Kelley Group has secured a price floor on 21.1% of estimated production for the remainder of the year at an average price of $1.99 per MMBtu, after transaction costs.

          CONTOUR TRANSACTION. In February 1996, KOGC completed an equity private placement with Contour Production Company L.L.C. ("Contour") for $48 million of common stock, providing Contour with 49.8% of KOGC's voting power at the time of the transaction (the "Contour Transaction"). As part of the Contour Transaction, John F. Bookout, President of Contour, and other executives named by him assumed senior management positions with KOGC and Kelley Oil, and designees of Contour obtained a majority of the seats on KOGC's board of directors.

RESULTS OF OPERATIONS

          QUARTERS ENDED JUNE 30, 1996 AND 1995. Oil and gas revenues of $4,261,000 in the second quarter of 1996 increased 139.4% compared to $1,780,000 in the corresponding quarter last year. During the second quarter of 1996, production of natural gas increased 103.8% from 897,000 Mcf in the year-earlier quarter to 1,828,000 Mcf, while the average price of natural gas increased 27.5% to $2.18 per Mcf from $1.71 per Mcf in the second quarter of 1995. Production of crude oil in the second quarter of 1996 totaled 12,404 barrels, with an average sales price of $22.18 per barrel compared to 12,189 barrels at $19.40 per barrel in the second quarter of 1995, representing volume and price increases of 1.8% and 14.3%, respectively.

          Lease operating expenses and severance taxes were $521,000 in the current quarter versus $239,000 in the second quarter of 1995, an increase of 118.0%, reflecting the increased level of production. On a unit of production basis, these expenses increased to $.27 per Mcfe in the second quarter of 1996 from $.25 per Mcfe in the same quarter last year.

          The Partnership expensed exploration costs in the second quarters of 1996 and 1995 aggregating $167,000 and $2,343,000, respectively, a decrease of 92.9%, primarily reflecting a reduction in exploratory activities during the current period. All of the Partnership's drilling expenditures in the second quarter of 1996 were incurred for development wells and were therefore capitalized.

          General and administrative expenses of $213,000 in the second quarter of 1996 increased 19.7% from $178,000 in same quarter last year, reflecting the Partnership's share of administration costs associated with development operations of the Partnership. On a unit of production basis, these expenses decreased to $.11 per Mcfe in the current quarter from $.18 per Mcfe in the second quarter of 1995.

          Depreciation, depletion and amortization ("DD&A") increased 72.3% from $1,352,000 in the second quarter of 1995 to $2,330,000 in the current quarter, primarily as a result of increased production largely offset by lower depletion rates following noncash impairment charges aggregating $10,914,000 recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets ("FAS 121"). On a unit of production basis, DD&A decreased from $1.39 per Mcfe in the second quarter 1995 to $1.22 per Mcfe in the current quarter.

          The Partnership realized net income of $1,330,000 or $.06 per Unit for the second quarter of 1996 and a net loss of $1,583,000 or $.07 per Unit in the year-earlier quarter, reflecting the foregoing developments. Net available cash from Partnership operations, representing its net income (loss) plus exploration costs and noncash charges for DD&A, aggregated $3,827,000 or $.18 per Unit in the current quarter compared to $2,112,000 or $.10 per Unit in the second quarter of 1995.

          SIX MONTHS ENDED JUNE 30, 1996 AND 1995. Oil and gas revenues of $8,299,000 in the first half of 1996 increased 150.6% compared to $3,311,000 in the corresponding period last year. During the first half of 1996, production of natural gas increased 98.8% from 1,731,000 Mcf in the year-earlier period to 3,442,000 Mcf, while the average price of natural gas increased 36.7% to $2.27 per Mcf from $1.66 per Mcf in the first half of 1995. Production of crude oil in the first six months of 1996 totaled 24,914 barrels, with an average sales price of $21.19 per barrel compared to 23,212 barrels at $17.18 per barrel in the first half of 1995, representing volume and price increases of 7.3% and 23.3%, respectively.

          Lease operating expenses and severance taxes were $1,004,000 in the current period versus $456,000 in the first half of 1995, an increase of 120.2%, reflecting the increased level of production. On a unit of production basis, these expenses increased to $.28 per Mcfe in the first half of 1996 from $.24 per Mcfe in the same period last year.

          The Partnership expensed exploration costs in the first six months of 1996 and 1995 aggregating $322,000 and $2,636,000, respectively, a decrease of 87.8%, primarily reflecting a reduction in exploratory activities during the current period. All of the Partnership's drilling expenditures in the first half of 1996 were incurred for development wells and were therefore capitalized.

          General and administrative expenses of $439,000 in the first half of 1996 increased 62.6% from $270,000 in same period last year, reflecting the Partnership's share of administration costs associated with development operations of the Partnership. On a unit of production basis, these expenses decreased to $.12 per Mcfe in the current period from $.14 per Mcfe in the first half of 1995.

          DD&A increased 46.4% from $2,549,000 in the first six months of 1995 to $3,732,000 in the current period, primarily as a result of increased production largely offset by lower depletion rates and noncash impairment charges aggregating $10,914,000 recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under FAS 121.
On a unit of production basis, DD&A decreased from $1.36 per Mcfe in the first half 1995 to $1.04 per Mcfe in the current period.

          The Partnership realized net income of $3,583,000 or $.17 per Unit for the first half of 1996 compared to a net loss of $1,030,000 or $.05 per Unit in the year-earlier period, reflecting the foregoing developments. Net available cash from Partnership operations, representing its net income (loss) plus exploration costs and noncash charges for DD&A, aggregated $7,637,000 or $.36 per Unit in the current period compared to $4,155,000 or $.19 per Unit in the first six months of 1995.

          The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

          LIQUIDITY. Net cash used in the Partnership's operating activities during the first six months of 1996, as reflected on its statement of cash flows, totaled $2,943,000. The Partnership's cash position was increased during the period by payments of subscriptions for Units and general partner contributions aggregating $11,108,000. During the first six months of 1996, funds were used in investing and financing activities comprised primarily of property and equipment expenditures of $7,112,000 for development of the Partnership's oil and gas properties and distributions to partners aggregating $6,517,000. As a result of these activities, the Partnership's cash and cash equivalents increased from $57,000 at December 31, 1995 to $210,000 at June 30, 1996.

          CAPITAL RESOURCES. The Partnership Agreement contemplates pro rata contributions from the Unitholders and the general partners of $62,593,242 (96.04%) and $2,580,897 (3.96%), respectively, or an aggregate of $65,174,139
("Contemplated Capital"). In accordance with its undertaking to purchase all unsubscribed and unpaid Units, Kelley Oil subscribed for 19,163,889 Units or 91.9% of the total outstanding Units. Kelley Oil did not have adequate current liquidity or capital resources to fund its entire subscription commitment by the end of the deferred payment period in November 1994. Subsequent contributions are being made by Kelley Oil, together with interest at a market rate, as funds are needed for the Partnership's drilling activities. After giving effect to a required reduction of Partnership capital to reflect a distribution of uncommitted funds to Unitholders other than Kelley Oil (the "Public Unitholders") in March 1996, Kelley Oil's outstanding subscription commitment was $10,023,532 million as of the date of this Report.

          From its inception through December 31, 1995, a total of $43.7 million was expended on Partnership activities, including syndication costs. For the balance of the Partnership's drilling program, a total of $15.5 million has been contracted or allocated for drilling an additional 38 wells during 1996 and 10 proved undeveloped locations thereafter, plus $1.5 million for drilling overruns, contingencies and necessary operating capital. The expenditures through 1995 plus these budgeted expenditures aggregate $60.7 million ("Committed Expenditures"). Accordingly, the Contemplated Capital exceeded the Committed Expenditures by $4.4 million or .20 per Unit. The Public Unitholders' share of the excess Contemplated Capital aggregating $340,105 was distributed to the Public Unitholders as a return of capital in March 1996.

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

          DISTRIBUTIONS POLICY. The Partnership made quarterly distributions of $.12 per Unit in January 1996 and $.18 per Unit in each of May and August 1996 (aggregating $10,014,919), together with $412,943 to the general partners. The distributions in each quarter represented substantially all of the Partnership's net available cash from prior quarter operations.

          Net available cash per Unit from operations for the six months ended 1996 and 1995 was determined as follows:

                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         -------------------
                                                          1996         1995
                                                         ------       ------

Net income per Unit. . . . . . . . . . . . . . . . . . . $ .17        $(.05)
Depreciation, depletion and amortization charges
 per Unit. . . . . . . . . . . . . . . . . . . . . . . .   .17          .12
Exploration and dry hole costs per Unit. . . . . . . . .   .02          .12
                                                         -----        ------

           Net available cash per Unit . . . . . . . . . $ .36        $ .19
                                                         -----        ------
                                                         -----        ------

                           PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

               Initial test results for wells completed in the second quarter of 1996 are summarized in the following table.

                             INITIAL TEST RESULTS(1)
                                      FROM
                         SECOND QUARTER 1996 COMPLETIONS


                                                                            THOUSAND
WELL NAME                                                  /64"   FLOWING     CUBIC      BARRELS  PARTNERSHIP
  FIELD NAME         COMPLETION  RESERVOIR                 CHOKE   TUBING     FEET         OIL      WORKING
     PARISH, STATE      DATE     COMPLETED  PERFORATIONS   SIZE   PRESSURE   PER DAY     PER DAY    INTEREST
- -------------------- ----------  ---------  ------------  ------  --------   -------     -------   ---------
Felts # 1-Alt          5/1/96     Hoss A&B   6871-8756      32     1,125       4,915        10     .28860039
  Sibley
     Webster

Woods #1-Alt           5/23/96    Hoss A&B   7157-9721      18     2,175       5,161        18     .12869510
  W. Bryceland
     Bienville

La Minerals, Ltd.
 '27' #2-Alt           5/31/96    Hoss A&B   7357-9980      20     1,425       3,177         8     .32670703
  Sailes
     Bienville

Gray etal #1-Alt       6/18/96    Hoss A&B   6901-8778      20     1,940       5,013        12     .16640912
  Sibley
     Webster

_______________
  (1) Reflects initial test results reported under state reporting requirements and may not be indicative of actual producing rates to sales.

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



                                               KELLEY PARTNERS 1994
                                               DEVELOPMENT DRILLING PROGRAM

                                               By:  KELLEY OIL CORPORATION
                                                    Managing General Partner


Date:  August 14, 1996                         By:  /s/ WILLIAM C. RANKIN
                                                    ---------------------------
                                                       William C. Rankin,
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                 (Principal Financial Officer)