Form 10-Q
period 1996-09-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1996-11-14
CIK 915915

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTER ENDED SEPTEMBER 30, 1996      COMMISSION FILE NO. 0-23784



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

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                  KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM

                                        INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----
  Balance Sheets as of September 30, 1996 (unaudited) and
    December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . .    2

  Statements of Income (Loss) for the three months ended
    September 30, 1996 and 1995 (unaudited). . . . . . . . . . . . . . .    3

  Statements of Income (Loss) for the nine months ended
    September 30, 1996 and 1995 (unaudited). . . . . . . . . . . . . . .    4

  Statements of Cash Flows for the nine months ended
    September 30, 1996 and 1995 (unaudited). . . . . . . . . . . . . . .    5

  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .    6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . . . .    7

                        PART I. FINANCIAL INFORMATION

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                BALANCE SHEETS

                                ($ IN THOUSANDS)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1996           1995
                                                    --------        ------
                                                   (UNAUDITED)
ASSETS:
  Cash and cash equivalents......................   $     41            57
  Accounts receivable - trade....................        210           141
  Accounts receivable - affiliates...............      6,588         2,855
  Other assets...................................         14            21
                                                    --------        ------
    Total current assets.........................      6,853         3,074
                                                    --------        ------

  Oil and gas properties, successful
   efforts method:
    Properties subject to amortization...........     42,716        31,932
    Less:  Accumulated depreciation,
     depletion & amortization....................    (24,200)      (19,217)
                                                    --------        ------
    Total oil and gas properties.................     18,516        12,715
                                                    --------        ------

  TOTAL ASSETS...................................   $ 25,369        15,789
                                                    --------        ------
                                                    --------        ------

LIABILITIES:
  Accounts payable and accrued expenses..........   $  4,252         7,533
  Accounts payable - affiliates..................      2,202            56
                                                    --------        ------
    Total current liabilities....................      6,454         7,589
                                                    --------        ------

  TOTAL LIABILITIES..............................      6,454         7,589
                                                    --------        ------

PARTNERS' EQUITY:
  LP Unitholders' equity.........................      1,551         1,985
  GP Unitholders' equity.........................     16,217         4,751
  Managing and special general partners' equity..      1,147         1,464
                                                    --------        ------

  TOTAL PARTNERS' EQUITY.........................     18,915         8,200
                                                    --------        ------

TOTAL LIABILITIES AND PARTNERS' EQUITY...........   $ 25,369        15,789
                                                    --------        ------
                                                    --------        ------

See Notes to Financial Statements.

                  KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                             STATEMENTS OF INCOME (LOSS)

                        ($ IN THOUSANDS EXCEPT PER UNIT DATA)

                                     (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     -------------------------
                                                         1996           1995
                                                     -------------------------
REVENUES:
  Oil and gas sales................................  $    4,963          1,852
  Interest income..................................         227            709
                                                     ----------     ----------
    Total revenues.................................       5,190          2,561
                                                     ----------     ----------
COSTS AND EXPENSES:
  Lease operating expenses.........................         277            160
  Severance taxes..................................         195             96
  Exploration costs................................         152          1,193
  General and administrative expenses..............         210            201
  Depreciation, depletion and amortization.........       1,168          1,532
                                                     ----------     ----------
Total expenses.....................................       2,002          3,182
                                                     ----------     ----------
NET INCOME (LOSS)..................................  $    3,188           (621)
                                                     ----------     ----------
                                                     ----------     ----------
NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS
  AND GP UNITHOLDERS...............................  $    3,062           (596)
                                                     ----------     ----------
                                                     ----------     ----------
NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
  INDIVIDUAL GENERAL PARTNERS......................  $      126            (25)
                                                     ----------     ----------
                                                     ----------     ----------
NET INCOME (LOSS) PER LP AND GP UNIT...............  $      .15           (.03)
                                                     ----------     ----------
                                                     ----------     ----------
Average LP and GP units outstanding................  20,864,414     20,864,414
                                                     ----------     ----------
                                                     ----------     ----------


See Notes to Financial Statements.

                  KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                             STATEMENTS OF INCOME (LOSS)

                        ($ IN THOUSANDS EXCEPT PER UNIT DATA)

                                     (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     -------------------------
                                                         1996           1995
                                                     -------------------------
REVENUES:
  Oil and gas sales................................  $   13,262          5,163
  Interest income..................................       1,008          2,279
                                                     ----------     ----------
    Total revenues.................................      14,270          7,442
                                                     ----------     ----------
COSTS AND EXPENSES:
  Lease operating expenses.........................         981            415
  Severance taxes..................................         495            297
  Exploration costs................................         474          3,829
  General and administrative expenses..............         649            471
  Depreciation, depletion and amortization.........       4,900          4,081
                                                     ----------     ----------
    Total expenses.................................       7,499          9,093
                                                     ----------     ----------
NET INCOME (LOSS)..................................  $    6,771         (1,651)
                                                     ----------     ----------
                                                     ----------     ----------
NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS
  AND GP UNITHOLDERS...............................  $    6,503         (1,586)
                                                     ----------     ----------
                                                     ----------     ----------
NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
  INDIVIDUAL GENERAL PARTNERS......................  $      268            (65)
                                                     ----------     ----------
                                                     ----------     ----------
NET INCOME (LOSS) PER LP AND GP UNIT...............  $      .31           (.08)
                                                     ----------     ----------
                                                     ----------     ----------
Average LP and GP units outstanding................  20,864,414     20,864,414
                                                     ----------     ----------
                                                     ----------     ----------


See Notes to Financial Statements.

              KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       --------------------

                                                                         1996        1995
                                                                         ----        ----

OPERATING ACTIVITIES:
  Net income (loss) .................................................. $  6,771      (1,651)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation, depletion and amortization .........................    4,900       4,081
    Dry hole costs ...................................................      ---       2,955
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable .......................   (3,800)        694
    Decrease (increase) in other assets ..............................        7         (23)
    Increase (decrease) in accounts payable and accrued expenses......   (1,135)      4,205
                                                                       --------    --------

  Net cash provided by operating activities ..........................    6,743      10,261
                                                                       --------    --------

INVESTING ACTIVITIES:
  Purchases of property and equipment ................................  (10,785)    (15,282)
  Sale of other non-current assets ...................................       82          63
                                                                       --------    --------

  Net cash used in investing activities ..............................  (10,703)    (15,219)
                                                                       --------    --------

FINANCING ACTIVITIES:
  Capital contributed by partners ....................................   18,716       9,345
  Distribution of uncommitted capital ................................   (4,345)        ---
  Syndication costs charged to equity ................................      ---          (9)
  Distributions ......................................................  (10,427)     (4,996)
                                                                       --------    --------

  Net cash provided by financing activities...........................    3,944       4,340
                                                                       --------    --------

Increase (decrease) in cash and cash equivalents .....................      (16)       (618)

Cash and cash equivalents, beginning of period .......................       57         762
                                                                       --------    --------

Cash and cash equivalents, end of period ............................. $     41         144
                                                                       --------    --------
                                                                       --------    --------

See Notes to Financial Statements.

                  KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     GENERAL. The accompanying financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     In 1994, the Partnership issued a total of 20,864,414 units of limited and general partner interests ("Units") at $3 per Unit for total subscription commitments of $62,593,242. The Units represent 96.04% of the total interests in the Partnership and consist of 1,178,796 Units of limited partner interests ("LP Units") and 19,685,618 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner interests on a pro rata basis for subscription commitments of $2,580,897, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil"), owns 91.85% of the Units, together with its 3.94% managing general partnership interest.

     Kelley Oil did not have adequate current liquidity or capital resources to fund its entire subscription commitment by the end of the deferred payment period in November 1994. Kelley Oil has made subsequent contributions, together with interest at a market rate, as funds were needed for the Partnership's drilling activities. After giving effect to a required reduction of Partnership capital to reflect a distribution of uncommitted funds to Unitholders other than Kelley Oil, its outstanding subscription commitment was $5,819,363 as of September 30, 1996. See "Liquidity and Capital Resources" below.

RECENT DEVELOPMENTS

     DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 81 gross (26.65 net) wells, of which 77 gross (23.98 net) wells were found productive and 4 gross (2.67 net) wells were dry. Recompletion and workover operations have been conducted on several of the wells. See "Liquidity and Capital Resources" below.

     HEDGING ACTIVITIES. Kelley Oil & Gas Corporation, the parent company of Kelley Oil ("KOGC") and its subsidiaries (collectively, the "Kelley Group"), periodically use forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on natural gas production of the Kelley Group, including the Partnership. The swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues. Through a combination of natural gas swap agreements, forward sales contracts and options, 69.4% of the Kelley Group's natural gas production for the third quarter of 1996 was affected by hedging transactions at an average Nymex quoted price of $2.17 per MMBtu, before transaction costs and transportation costs on gas delivered under forward sales contracts. Approximately 57.6% of the Kelley Group's anticipated natural gas production for the balance of 1996 has been hedged by natural gas swap agreements, forward sales contracts and options at an average Nymex quoted price of $2.25 per MMBtu, before transaction and transportation costs.

RESULTS OF OPERATIONS

     QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995. Oil and gas revenues of $4,963,000 for the third quarter of 1996 increased 168.0% compared to $1,852,000 in the corresponding quarter of 1995 as a result of higher production volumes and prices. During the current quarter, production of natural gas increased 115.2% from 981,000 Mcf in the third quarter of 1995 to 2,110,000 Mcf, while the average price of natural gas increased 32.1% from $1.68 per Mcf in the third quarter of 1995 to $2.22 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 13,285 barrels, with an average sales price of $20.66 per barrel compared to 12,037 barrels at $17.17 per barrel in the same quarter last year, representing a volume increase of 10.4% and a price increase of 20.3%.

     Lease operating expenses and severance taxes were $472,000 in the current quarter versus $256,000 in the third quarter of 1995, an increase of 84.4%, reflecting higher production levels and reduced workover costs. On a unit of production basis, these expenses decreased to $.22 per Mcfe in the third quarter of 1996 from $.24 per Mcfe in the same quarter of 1995.

     The Partnership expensed exploration costs in the third quarter of 1996 of $152,000, an 87.3% decrease from the 1995 level of $1,193,000, primarily reflecting the decrease in exploratory activities during the current period.

     General and administrative expenses of $210,000 in the current quarter increased 4.5% from $201,000 in the third quarter of 1995, reflecting the Partnership's share of administration costs associated with development operations of the Kelley Group. On a unit of production basis, these expenses decreased from $.19 per Mcfe in the third quarter of 1995 to $.10 per Mcfe in the current quarter.

     Depreciation, depletion and amortization ("DD&A") decreased 23.8% from $1,532,000 in the third quarter of 1995 to $1,168,000 in the current quarter, primarily as a result of (i) lower depletion rates following noncash impairment charges aggregating $10.9 million recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets ("FAS 121"), and (ii) an increase in proved developed reserves. On a unit of production basis, DD&A decreased to $.53 per Mcfe in the third quarter of 1996 from $1.46 per Mcfe in the same quarter last year.

     The Partnership recognized net income of $3,188,000 or $.15 per Unit for the third quarter of 1996, reflecting the foregoing developments. For the third quarter of 1995, the Partnership recognized a net loss of $621,000 or $.03 per Unit, primarily reflecting lower production levels and prices and higher DD&A rates.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. Oil and gas revenues of $13,262,000 for the first nine months of 1996 increased 156.9% compared to $5,163,000 in the corresponding period of 1995 as a result of higher production volumes and prices. During the current period, production of natural gas increased 104.7% from 2,712,000 Mcf in the first nine months of 1995 to 5,552,000 Mcf, while the average price of natural gas increased 34.9% from $1.67 per Mcf in the first nine months of 1995 to $2.25 per Mcf in the current period. Production of crude oil in the current period totaled 38,199 barrels, with an average sales price of $21.00 per barrel compared to 35,249 barrels at $17.17 per barrel in the same period last year, representing a volume increase of 8.4% and a price increase of 22.3%.

     Lease operating expenses and severance taxes were $1,476,000 in the current period versus $712,000 in the first nine months of 1995, an increase of 107.3%, reflecting higher production levels and reduced workover costs. On a unit of production basis, these expenses increased to $.26 per Mcfe in the first three quarters of 1996 from $.24 per Mcfe in the year-earlier period.

     The Partnership expensed exploration costs in the first nine months of 1996 of $474,000 compared to $3,829,000 in the corresponding period of 1995, a decrease of 87.6%, primarily reflecting a reduction in exploratory activities during the current period.

     General and administrative expenses of $649,000 in the current period increased 37.8% from $471,000 in the first nine months of 1995, reflecting the Partnership's share of administration costs associated with development operations of the Kelley Group. On a unit of production basis, these expenses decreased from $.16 per Mcfe in the first three quarters of 1995 to $.11 per Mcfe in the current period.

     DD&A increased 20.0% from $4,081,000 in the first nine months of 1995 to $4,900,000 in the current period, primarily as a result of (i) increased production volumes offset by lower depletion rates following noncash impairment charges aggregating $10.9 million recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under FAS 121, and (ii) an increase in proved developed reserves. On a unit of production basis, DD&A decreased to $.85 per Mcfe in the first three quarters of 1996 from $1.40 per Mcfe in the same period last year.

     The Partnership recognized net income of $6,771,000 or $.31 per Unit for the first nine months of 1996, reflecting the foregoing developments. For the corresponding period of 1995, the Partnership recognized a net loss of $1,651,000 or $.08 per Unit, reflecting lower production volumes and prices along with higher DD&A rates.

     The results of operations for the quarter and nine months ended
September 30, 1996 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Net cash provided by the Partnership's operating activities during the first nine months of 1996, as reflected on its statement of cash flows, totaled $6,743,000. During the period, funds were used in investing and financing activities comprised primarily of property and equipment expenditures of $10,785,000 for development of the Partnership's oil and gas properties, partially offset by $82,000 from the sale of non-current assets. For the first nine months of 1996, capital contributions totaled $18,716,000 while distibutions, including a distribution of uncommited captial, totaled $14,772,000. As a result of these activities, the Partnership's cash and cash equivalents decreased to $41,000 at September 30, 1996 from $57,000 at December 31, 1995.

     CAPITAL RESOURCES. The Partnership Agreement provides for pro rata contributions from the Unitholders and general partners of $62,593,242 (96.04%) and $2,580,897 (3.96%), respectively, for a total of $65,174,139
("Contemplated Capital"), subject to the return of Contemplated Capital remaining uncommitted after two years. From the Partnership's inception through December 31, 1995, a total of $43.7 million was expended on Partnership activities, including syndication costs. At December 31, 1995, a total of $15.5 million had been contracted or allocated for drilling ($10,785,000 of which was expended through September 30, 1996), plus $1.5 million for drilling overruns, contingencies and necessary operating capital. The expenditures through 1995 plus these budgeted expenditures aggregated $60.7 million ("Committed Expenditures"). Since the Contemplated Capital exceeded the Committed Expenditures by $4.4 million or .20 per Unit, the share of the excess Contemplated Capital allocable to Unitholders other than Kelley Oil (the "Public Unitholders") aggregating $340,105 was distributed to the Public Unitholders as a return of capital in March 1996.

     Kelley Oil expects to continue its historical practice of completing its subscription commitment to the Partnership as funds are needed for drilling activities. See "General" above. Cash flow from operations, together with the additional capital contributions to be made by Kelley Oil, are expected to be adequate to meet the Partnership's capital expenditures and working capital needs.

     DISTRIBUTION POLICY. The Partnership made quarterly distributions of $.12 per Unit in January 1996 and $.18 per Unit in each of May and August 1996 (aggregating $10,014,919), together with $412,943 to the general partners for their 3.96% interest. The distributions in each quarter represented substantially all of the Partnership's net available cash from prior quarter operations. A regular quarterly distribution is expected in November 1996.

     Net available cash per Unit from operations for the nine months ended September 30, 1996 and 1995 was determined as follows:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1996       1995
                                                               ----       ----

Net income (loss) per Unit .................................. $   .31     (.08)
Depreciation, depletion and amortization charges per Unit ...     .23      .19
Exploration and dry hole costs per Unit .....................     .02      .18
                                                              -------    -----
    Net available cash per Unit ............................. $   .56      .29
                                                              -------    -----
                                                              -------    -----

                             PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     Initial test results for wells completed in the third quarter of 1996 are summarized in the following table.

                             INITIAL TEST RESULTS(1) FROM
                            THIRD QUARTER 1996 COMPLETIONS

                                                                                        THOUSAND
WELL NAME                                                            /64"     FLOWING     CUBIC     BARRELS
  FIELD NAME                   COMPLETION  RESERVOIR                 CHOKE     TUBING      FEET       OIL       WORKING
   PARISH, STATE                  DATE     COMPLETED   PERFORATIONS   SIZE    PRESSURE    PER DAY   PER DAY     INTEREST
----------------               ----------  ---------   ------------  -----    --------   --------   -------     --------
Sutton et. al. 21 #1             8/5/96    Hosston     7341 - 10179'   16      2,350       3,225       3       .26714299
  West Bryceland, LA                        A & B
    Bienville

Louisiana Minerals, Ltd. 9 #1    7/4/96    Hosston     7367 - 9395'    13      1,550       3,130      10       .34555567
  Sailes                                    A & B
    Bienville, LA

Fuller #1                        7/15/96   Hosston     7071 - 8685'    18      1,790       3,524       5       .29526067
  Sibley                                    A & B
    Webster, LA

Louisiana Minerals, Ltd. 27 #3   7/25/96   Hosston     7480 - 9740'    17.5    2,800       6,189      33       .32670703
  Sailes                                    A & B
    Bienville, LA

Hamner Estate 26 #1              7/24/96   Hosston     7454 - 9536'    16      3,225       5,204      100      .13507661
  West Bryceland                            A & B
    Bienville, LA

J.B. Smith Heirs D #2            7/31/96   Hosston     7406 - 9680'    26      1,720       6,210      48       .33189389
  Sailes                                    A & B
    Bienville, LA

Franks, et. al. #1               8/16/96   Hosston     7169 - 9233'    17      3,740       5,293      12       .12869510
  West Bryceland                            A & B
    Bienville, LA

Smith B #3                       9/7/96    Hosston     7411 - 9172'    14      1,375       1,812       1       .39176415
  Sibley                                    A & B
    Webster, LA

Louisiana Minerals, Ltd. 23 #1   9/6/96    Hosston     7078 - 9609'    19      2,900       7,100      17       .12869510
  West Bryceland                            A & B
    Bienville, LA

Brinkley #1                      9/16/96   Hosston     7069 - 9944'    15        700       1,548       6       .23849802
  Sailes                                    A & B
    Bienville, LA

Albright Estate #1               9/12/96   Hosston     7202 - 9354'    16      1,975       2,737       40      .58370730
  West Bryceland                            A & B
    Bienville, LA

Stewart 10 #1                    9/17/96   Hosston     7059 - 9017'    24        850       2,042      10       .32375699
  Sibley                                    A & B
    Webster, LA

Crichton 35 #1                   9/25/96   Hosston     6765 - 8677'    17        900       1,255       2       .17302986
  Sibley                                    A & B
    Webster, LA

----------------
     (1) Reflects initial test results reported under state reporting requirements and may not be indicative of actual producing rates to sales.

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



                                       KELLEY PARTNERS 1994
                                       DEVELOPMENT DRILLING PROGRAM

                                       By: KELLEY OIL CORPORATION
                                           Managing General Partner


Date: November 14, 1996                By: /s/ WILLIAM C. RANKIN
                                           -----------------------------------
                                           William C. Rankin
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Officer)
                                           (Principal Accounting Officer)