Form 10-K405
period 1996-12-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1997-03-31
CIK 915915

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NO. 0-23784

                              KELLEY PARTNERS 1994
                          DEVELOPMENT DRILLING PROGRAM
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TEXAS                                  76-0419001
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

            601 JEFFERSON ST.
               SUITE 1100
             HOUSTON, TEXAS                               77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-5200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None
                                (TITLE OF CLASS)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 Units of Limited and General Partner Interests
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 15, 1997, Kelley Partners 1994 Development Drilling Program had 20,864,414 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.

================================================================================

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

        GENERAL. Kelley Partners 1994 Development Drilling Program, a Texas limited partnership (the "Partnership") formed in 1994 to develop oil and gas properties located onshore in Louisiana. The Partnership issued a total of 20,864,414 units of limited and general partner interests ("Units"), representing 96.04% of the total interests in the Partnership, for $62,593,242. Of this amount, the Partnership distributed $340,105 of uncommitted capital at the end of March 1996. See "Development and Production" below. The Units consist of 1,188,796 Units of limited partner interests ("LP Units") and 19,675,618 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner interests, representing the remaining 3.96% of the total interests in the Partnership, for $2,580,897. In the aggregate, Kelley Oil Corporation, the managing general partner of the Partnership (the "Managing General Partner" or "Kelley Oil"), owns 92.2% of the total interests of the Partnership. Kelley Oil is a subsidiary of Kelley Oil & Gas Corporation ("KOGC" and collectively with its subsidiaries, "Kelley").

        As used in this Report, "Mcf" means thousand cubic feet, "Mmcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel or 42 U.S. gallons liquid volume, "Mbbl" means thousand barrels, "Mcfe" means thousand cubic feet of natural gas equivalent using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate and natural gas liquids, "Mmcfe" means million cubic feet of natural gas equivalent, "Bcfe" means billion cubic feet of natural gas equivalent, and "MMBtu" means million British thermal units. This Report includes various other capitalized terms that are defined when first used.

        OPERATIONS. Development activities of the Partnership are conducted through a joing venture (the "Joint Venture") between the Partnership and Kelley Operating Company, Ltd. ("Kelley Operating"), a subsidiary partnership of Kelley Oil. The Partnership has contributed to the Joint Venture substantially all of the partners' contributed capital in order to finance the costs of drilling, completing, equipping and, when necessary, abandoning the wells drilled by the Joint Venture, proportionate with the Joint Venture's working interest in each well. Kelley Operating has contributed to the Joint Venture specific drilling rights for wells on its properties selected by the Managing General Partner. In return for the contributed drilling rights, Kelley Operating has a 20% reversionary interest after Payout (as defined in the Joint Venture Agreement) in the costs and revenues of the Joint Venture.

        In addition to its reversionary interest, Kelley Operating has retained one third of its working interest associated with the drilling rights contributed to the Joint Venture. Accordingly, Kelley Operating contributed proportionately to the development and operating costs of all of the Partnership's wells and receives a proportionate share of the revenues attributable to the sale of production from those wells.

        DEVELOPMENT AND PRODUCTION. As of January 1, 1997, the Partnership had participated in drilling 86 gross wells, of which 82 gross (23.73 net) wells have been found to be productive and 4 gross (2.67 net) wells were dry. During 1996, recompletion and work-over operations were conducted on several wells, and one-half of the Partnership's interests in four wells were sold. From its inception through December 31, 1996, the Partnership produced 12.2 Bcf of natural gas and 113,788 barrels of oil and natural gas liquids, generating total oil and gas revenues of $27,524,000, of which $22,159,207 or $1.02 per Unit has been distributed to the partners.

        The Partnership Agreement restricts activities of the Partnership to the financing of development wells drilled by the Joint Venture and requires any contributions of the partners not used or committed to be used for drilling activities within two years after the commencement of operations (the "Commitment Period"), except for necessary operating capital, to be distributed to the partners on a pro rata basis as a return of capital. In accordance with this requirement, Kelley Oil determined the adjusted level of total partnership capital at $60.7 million as of the end of the Commitment Period based on an additional 34 wells committed for drilling in 1996 plus 14 proved undeveloped locations expected to be drilled thereafter. Accordingly, the Partnership distributed $340,105 of uncommitted capital or $0.20 per Unit to Unitholders other than Kelley

Oil ("Public Unitholders") at the end of March 1996. As of March 15, 1997, the Contemplated Capital for the remainder of the drilling activities projected for the Partnership will exceed the Committed Expenditures by approximately $2.7 million, or $0.12 per Unit. Accordingly, a distribution of the excess Contemplated Capital is expected to be made in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANAGEMENT, OPERATIONS AND PROPERTIES

        Kelley Oil is an independent oil and gas company with principal executive offices in Houston, Texas. As Managing General Partner, Kelley Oil makes all decisions regarding the business and operations of the Partnership. The Partnership has no employees and utilizes the officers and staff of Kelley Oil to perform all management and administrative functions. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. Kelley Oil is also the managing general partner of Kelley Operating. See "Employees" below and "Directors and Executive Officers of Kelley Oil Corporation."

        The General Partners receive no management or other fees or promoted interests from the Partnership or the Joint Venture. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses. These arrangements are the same for all development drilling programs ("DDPs") sponsored by Kelley Oil.

ESTIMATED PROVED RESERVES

        GENERAL. Reserve estimates contained herein were prepared by H. J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers, as of January 1, 1997 and 1996, and were prepared by Kelley Oil and reviewed by Gruy at January 1, 1995.

        QUANTITIES. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas for the years ended December 31, 1994, 1995 and 1996 and principal components of the changes in the quantities of reserves for each of the periods then ended. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                                    AS OF JANUARY 1,
                                             -----------------------------
                                              1995       1996      1997
                                             -------    -------    -------
Crude oil and liquids (Mbbl):
  Proved developed.........................      121        107        118
  Proved undeveloped.......................      462         60          5
                                             -------    -------    -------
    Total proved...........................      583        167        123
                                             =======    =======    =======

Natural gas (Mmcf):
  Proved developed.........................   13,557     16,988     31,296
  Proved undeveloped.......................   35,589     41,652      4,051
                                             -------    -------    -------
    Total proved...........................   49,146     58,640     35,347
                                             =======    =======    =======

        Detailed information concerning the Partnership's estimated proved reserves and discounted net future cash flows is contained in the Supplementary Financial Information included in Note 6 to the Partnership's Financial Statements. The Partnership has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in its last annual report filed with the SEC.

        UNCERTAINTIES IN ESTIMATING RESERVES. Oil and gas proved reserves cannot be measured exactly. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve estimates are based on many factors related to reservoir performance which require evaluation by the engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Further, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated. In addition, the estimates of future net revenues from proved reserves of Kelley and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience.

DESCRIPTION OF SIGNIFICANT PROPERTIES

        GENERAL. The properties of the Partnership consist primarily of interests in producing wells located in the Hosston, Smackover and Miocene trends in Louisiana. All of the Partnership's oil and gas reserves are located within the continental United States.

        SIGNIFICANT FIELDS. The following table sets forth certain information as of January 1, 1997 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                           PROVED RESERVES AT JANUARY 1, 1997                         1996 PRODUCTION
                                  ---------------------------------------------------     -------------------------------------
                                                                   GAS                                         GAS
                                    OIL           GAS           EQUIVALENT                  OIL      GAS    EQUIVALENT
PROPERTY                           (MBBLS)       (MMCF)          (MMCFE)          %       (MBBLS)   (MMCF)    (MMCFE)      %
--------                          --------    ------------     ------------    ------     -------   -------   --------  -------
NORTH LOUISIANA:
   Sibley field..................       18          11,587           11,695      32.4          4      2,621     2,645      32.4
   Sailes field..................       55          10,004           10,334      28.6         18      2,732     2,840      34.8
   West Bryceland field..........       16           8,581            8,677      24.1          2        862       874      10.7
   Ada field.....................        8           4,102            4,150      11.5          2        625       637       7.8
SOUTH LOUISIANA(1):
   Fire Island field.............       13             669              747       2.1         10        469       529       6.5
   Orange Grove/Humphreys field..       11              56              122        .3         13        558       636       7.8
OTHER:
   As a group....................        2             348              360       1.0         --          5         5        --
                                 ---------    ------------     ------------   -------     ------    -------    ------   -------
      Total......................      123          35,347           36,085     100.0         49      7,872     8,166     100.0
                                 =========    ============     ============   =======     ======    =======    ======   =======

------------
    (1) Effective December 1, 1996, Kelley entered into a joint venture whereby it sold in the Houma Embayment, including in the Orange Grove/Humphreys and Ouiski Bayou fields, 50% of its net acreage position as well as 50% of its interest in 23 wells and related facilities in such area. The sale included interest in four Partnership wells.

        ADDITIONAL INFORMATION REGARDING THESE FIELDS IS SET FORTH BELOW. UNLESS OTHERWISE NOTED, ACREAGE AND WELL INFORMATION IS PROVIDED AS OF DECEMBER 31, 1996, AND RESERVE INFORMATION IS PROVIDED AS OF JANUARY 1, 1997:

                                 NORTH LOUISIANA

        SIBLEY FIELD. The Sibley field is located in Webster Parish, Louisiana. The Partnership has interests in 21 gross (3.89 net) wells producing from the Hosston A, B and C formations at depths ranging from 4,600 to 8,900 feet. Kelley Oil operates 14 of the wells. The Sibley field reserves are 96% proved developed.

        SAILES FIELD. The Sailes field is located in Bienville Parish, Louisiana. The Partnership has interests in 28 gross (9.94 net) wells producing from the Glen Rose, Hosston A, B and C formations at depths ranging from 7,200 to 9,900 feet. Kelley Oil operates 26 of the wells. The Sailes field reserves are 97% proved developed.

        WEST BRYCELAND FIELD. The West Bryceland field is located in Bienville Parish, Louisiana. The Partnership has interests in 18 gross (4.40 net) wells producing from the Hosston A, B and C formations at depths ranging from 7,100 to 10,000 feet. Kelley Oil operates 16 of the wells. The West Bryceland field reserves are 85% proved developed.

        ADA FIELD. The Ada field is located in Bienville and Webster Parishes, Louisiana. The Partnership has an interest in 3 gross (.76 net) wells producing from the Hosston A and B formations at depths ranging from 7,500 to 8,600 feet. Kelley operates one of the wells. The Ada field reserves are 50% proved developed.

                                 SOUTH LOUISIANA

        FIRE ISLAND FIELD. The Fire Island field is located in Vermillion Parish, Louisiana. The Partnership has an interest in 1 gross (.67 net) well producing from the MA-36 formation at a depth of 14,167 feet. Kelley Oil operates the well. The Fire Island field reserves are 100% proved developed.

        ORANGE GROVE/HUMPHREYS FIELD. The Orange Grove/Humphreys field is located in Terrebonne Parish, Louisiana. The Partnership has interests in 3 gross (1.01 net) wells producing from the Big Hum, Realty, Bourg and KK formations at depths ranging from 10,700 to 12,800 feet. Kelley Oil operates all of the wells. The Orange Grove/Humphreys field reserves are 100% proved developed.

PRODUCTION, PRICE AND COST DATA

        The following tables set forth the oil and gas production, average sales price (including transfers) and average production costs (lifting cost plus severance taxes) per equivalent unit of oil and gas produced by the Partnership for the period from inception through December 31, 1994 and for the years ended December 31, 1995 and 1996. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Information.

                             OIL AND GAS PRODUCTION

                                     FEBRUARY 28,
                                      1994 (DATE
                                     OF INCEPTION)
                                       THROUGH          YEAR ENDED DECEMBER 31,
                                      DECEMBER 31,      -----------------------
                                        1994                1995        1996
                                      -------             -------      -----
Crude oil, condensate and
  natural gas liquids (Bbls).......... 14,804             49,816       49,168
Natural gas (Mmcf)....................    339              4,000        7,872

                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                      FEBRUARY 28,
                                      1994 (DATE
                                     OF INCEPTION)
                                        THROUGH         YEAR ENDED DECEMBER 31,
                                      DECEMBER 31,    -----------------------
                                         1994              1995        1996
                                        -------           -------      -----
Average sales price:
  Crude oil, condensate and natural
    gas liquids (Bbl).................  $ 16.17            16.58       21.59
  Natural gas (Mcf)...................     1.70             1.71        2.27
Oil and gas revenues per Mcfe.........     1.90             1.80        2.32
Average production costs per Mcfe.....    .29              .26         .29

OIL AND GAS WELLS

        As of December 31, 1996, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                GROSS(1)         NET
                                                --------        -----
Oil wells.............................                2           .38
Gas wells.............................               75         21.64
                                                 ------         -----
  Total...............................               77         22.02
                                                 ======         =====
------------
(1) One or more completions in the same hole are counted as one well; one of the wells has multiple completions.

        WELLS DRILLED. All of the wells drilled by the Partnership are development wells based on definitions in the Partnership Agreement of the Partnership. The following table sets forth the number of gross and net productive and dry development wells and exploratory wells drilled by the Partnership from inception through December 31, 1996, based on a narrower definition for development wells under SEC guidelines.

                      GROSS                           GROSS                          NET                             NET
                DEVELOPMENT WELLS                EXPLORATORY WELLS             DEVELOPMENT WELLS               EXPLORATORY WELLS
              ---------------------            ---------------------        ------------------------         ---------------------
              PRODUCTIVE        DRY            PRODUCTIVE        DRY        PRODUCTIVE           DRY         PRODUCTIVE        DRY
              ----------        ---            ----------        ---        ----------           ---         ----------        ---
1994..........    16             --                 1             2            5.59               --             .67           1.33
1995..........    27              1                --             1            8.89              .67              --            .67
1996..........    38             --                --            --           10.11               --              --             --

                                        5

        Initial test results for wells completed during the fourth quarter of 1996 are summarized below.

                                                     INITIAL TEST RESULTS(1)
                                                              FROM
                                                 FOURTH QUARTER 1996 COMPLETIONS

                                                                                                     THOUSAND
WELL NAME                                                                             FLOWING         CUBIC      BARRELS
   FIELD NAME                    COMPLETION    RESERVOIR                    CHOKE      TUBING          FEET        OIL       WORKING
      PARISH, STATE                DATE        COMPLETED    PERFORATIONS    SIZE      PRESSURE       PER DAY     PER DAY    INTEREST
-----------------------------    ---------     ---------   -------------    -----     --------       -------     -------    --------

Stewart #1-Alt.                  10/24/96       Hosston     7520 - 9503'     17         1,225         4,962        48        .219876
   Sailes                                       A & B
      Bienville, LA
Smith Heirs 27 #1-Alt.           10/29/96       Hosston     7350 - 10103'    20         1,000           678        25        .600734
   Sailes                                       A & B
      Bienville, LA
O.L. McConathy #3-Alt.           10/11/96       Hosston     7389 - 9620'     17         2,640         5,009        10        .135077
   West Bryceland                               A & B
      Bienville, LA
Sutton A #3-Alt.                 11/22/96       Hosston     7762 - 10131'    16         2,800         5,067        23        .223416
   West Bryceland                               A & B
      Bienville, LA
Smith #2-Alt.                    11/26/96       Hosston     7374 - 9860'     19         1,440         2,520         7        .135077
   West Bryceland                               A & B
      Bienville, LA
LA Minerals, Ltd. 23 #2-Alt.     11/20/96       Hosston     7090 - 9446'     12         3,475         1,652         3        .128695
   West Bryceland                               A & B
      Bienville, LA
Fizer et. al. #1-Alt.            11/27/96       Hosston     6835 - 8806'     18         1,275         1,208         2        .172986
   Sibley                                       A & B
      Webster, LA
Hamner et. al. 30 #1-Alt.        12/20/96       Hosston     6860 - 8813'     15         2,350         3,184        30        .136965
   West Bryceland                               A & B
      Bienville, LA
Yates #1-Alt.                    12/10/96       Hosston     7228 - 8894'     12         1,860         1,877         5        .295261
   Sibley                                       A & B
      Webster, LA

------------
    (1)Reflects initial test results reported under state reporting requirements and may not be indicative of actual producing rates to sales.

        WELLS IN PROGRESS. At December 31, 1996, 3 gross (1.50 net) wells were in progress of drilling.

MARKETING OF NATURAL GAS AND CRUDE OIL

        The Partnership does not refine or process any of the oil and natural gas it produces. The natural gas production of KOGC and its subsidiaries is sold to various purchasers typically in the areas where the natural gas is produced. the Partnership currently is able to sell, under contract or in the spot market, all of its natural gas at current market prices. Substantially all of the Partnership's natural gas is sold under short-term contracts or contracts providing for periodic adjustments or in the spot market. Its revenue streams are therefore sensitive to changes in current market prices. The Partnership's sales of crude oil, condensate and natural gas liquids generally are related to posted field prices.

        In addition to marketing natural gas and crude oil produced on Partnership properties, a subsidiary of KOGC aggregates volumes to increase market power, provides gas transportation arrangements, provides nomination and gas control services, supervises gas gathering operations and performs revenue receipt and disbursement services as well as regulatory filing, recordkeeping, inspection, testing and monitoring functions. In addition, a subsidiary of the Company coordinates the connection of newly drilled wells to various pipeline systems, performs gas market surveys and oversees gas balancing with its various gas gatherers and transporters. During 1995 and 1996, a subsidiary of the Company received from certain of its subsidiaries and from unrelated customers a marketing fee of 2% of the resale price for marketed natural gas. Kelley considers these arrangements customary among natural gas producers and their marketing affiliates.

        The Partnership believes that its activities are not currently constrained by a lack of adequate transportation systems or system capacity and does not foresee any material disruption in available transportation for its production. However, there can be no assurance that the Partnership will not encounter constraints in the future. In that event, the Partnership would be forced to seek alternate sources of transportation and may face increased costs.

HEDGING OF NATURAL GAS

        Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, approximately 55% of Kelley's natural gas production for 1996 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.25 per MMBtu before transaction and transportation costs. Approximately 44% of Kelley's anticipated natural gas production for the first eight months of 1997 has been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities related to swaps and options reduced revenues by approximately $3.1 million in 1996 and increased revenues by approximately $1.8 million in 1995 as compared to estimated revenues had no hedging activities been conducted. Hedging activities were not material in 1994. At December 31, 1996, the Company had an unrealized loss of $2.6 million.

COMPETITION

        The oil and gas industry is highly competitive. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many competitors have financial resources substantially greater than those of the Partnership and staffs and facilities substantially larger than those of Kelley Oil. The availability of a ready market for the oil and gas production of the Partnership depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

REGULATION OF OIL AND GAS MARKETS

        The Partnership's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Partnership's cost of doing business and, consequently, affects its profitability. However, Kelley does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry. Because of the numerous and complex federal and state statutes and regulations that may affect the Partnership, directly or indirectly, the following discussion of certain statutes and regulations should not be relied upon as an exhaustive review of all matters affecting the Partnership's operations.

        TRANSPORTATION AND SALE OF NATURAL GAS. The FERC regulates interstate natural gas pipeline transportation rates and service conditions. This affects the marketing of gas produced by the Partnership and the revenues it receives for sales of natural gas. Since 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC's most recent action in this area, Order No. 636, reflected its finding that, under the then-existing regulatory structure, interstate pipelines and other gas merchants, including producers, did not compete on a "level playing field" in selling gas. Order No. 636 instituted individual pipeline services restructuring proceedings, designed specifically to "unbundle" the services provided by many interstate pipelines (for example, transportation, sales and storage) so that buyers of natural gas may secure supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in the restructuring proceedings, and a number of pipelines have filed tariff sheets reflecting refinements in the implementation of Order No. 636 following three years of operation under the program. In addition, the FERC has announced its intention to reexamine certain of its transportation related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636 and, more recently, the price that shippers can charge for released capacity. The FERC also has issued a new policy regarding the use of nontraditional methods of setting rates for interstate gas pipelines in certain circumstances as alternatives to cost-ofservice based rates. A number of pipelines have obtained FERC authorization to charge negotiated rates as one alternative.

        Although the FERC's actions, such as Order No. 636, do not regulate gas producers such as the Partnership, these actions are intended to foster increased competition within all phases of the natural gas industry. To date, the FERC's pro-competition policies have not materially affected the Partnership's business or operations. On a prospective basis, however, these orders may substantially increase the burden on the producers and transporters to nominate and deliver on a daily basis a specified volume of natural gas. Producers and transporters that deliver deficient volume or volumes in excess of their daily nominations could be subject to additional charges by the pipeline carriers.

        The U.S. Court of Appeals for the District of Columbia Circuit has affirmed the FERC's Order No. 636 restructuring rule and remanded certain issues for further explanation or clarification. Numerous petitions seeking judicial review of the individual pipeline restructuring orders are currently pending in that court. It is not possible to predict what, if any, effect the order on remand or the court's decision in the individual pipeline cases will have on the Partnership. Kelley does not believe, however, that it will be affected any differently than other gas producers or marketers with which it competes.

        Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. Kelley cannot predict when or if any such proposals might become effective or their effect, if any, on the Partnership's operations. The natural gas industry historically has been very heavily regulated, and there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely.

        TRANSPORTATION AND SALE OF CRUDE OIL. Sales of crude oil and condensate can be made by the Partnership at market prices not subject at this time to price controls. The price that the Partnership receives from the sale of these products is affected by the cost of transporting the products to market. Commencing in October 1993, the FERC issued a series of orders (Order Nos. 561 and 561-A) in which it revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which became effective January 1, 1995, provide a simplified, generally applicable method for regulating rates by use of an index for setting rate ceilings. In certain circumstances, the new rules permit oil pipelines to establish rates using traditional costs of service and other methods of ratemaking. On October 28, 1994, the FERC issued two separate orders (Nos. 571 and 572), adopting additional regulations governing rates that an oil pipeline may be authorized to charge. Order No. 571 authorizes a pipeline to implement cost-of-service based rates, provided it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the indexed rate that the pipeline is directed to charge under Order No.
561. In Order No. 572, the FERC adopted regulations that authorize a pipeline to charge market-based rates, provided it can demonstrate that it lacks significant market power in the market(s) in which it proposes to charge those rates. These rules have been affirmed by the U.S. Court of Appeals for the District of Columbia Circuit. The effect that these new rules may have on moving The Partnership's liquid products to market cannot yet be determined.

        REGULATION OF PRODUCTION. The production of oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which The Partnership owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Partnership can produce from its wells and to limit the number of wells or the locations at which the Partnership can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

ENVIRONMENTAL REGULATIONS

        GENERAL. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect the Partnership's operations and costs. In particular, the Partnership's production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. As with the industry generally, compliance with existing regulations increases the Partnership's overall cost of business. Affected areas include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities.

        The Partnership incurs some expenses related to the disposition of drilling fluids and produced waters, but these costs do not constitute a material expense. The Partnership anticipates that it will incur additional expenses related to compliance with environmental regulations at the time it abandons a producing property or lease. The amount of these costs will vary, but based on the Partnership's experience, the amount and timing of these costs should not materially increase its overall cost of business. In addition, the Partnership does not anticipate that it will be required to make any significant capital expenditures to comply with current environmental requirements.

        Environmental regulations historically have been subject to frequent change by regulatory authorities, and the Partnership is unable to predict the ongoing cost to comply with these laws and regulations or their future impact on its operations. However, the Partnership does not believe that changes to these regulations will materially adversely affect its competitive position because its competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject the Partnership to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Partnership maintains insurance, which may provide some protection against environmental liabilities, but the coverage of the insurance and the amount of protection afforded for any particular possible environmental liability may not be adequate to protect the Partnership from substantial expense.

        WATER. The Oil Pollution Act (the "OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 (the "FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill into navigable waters, along shorelines or in an exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Partnership. States in which the Partnership operates also have enacted similar laws. Regulations are being developed under both the OPA and state laws that may impose additional regulatory burdens on the Partnership.

        The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency ("EPA") has promulgated regulations that require many oil and gas production operations to obtain permits to discharge storm water runoff. The Partnership believes that compliance with existing permits and with foreseeable new permit requirements will not have a material adverse effect on its financial condition or results of operations.

        AIR EMISSIONS. The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that its operations are in substantial compliance with these statutes.

        Amendments to the Federal Clean Air Act enacted in 1990 require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Partnership believes implementation of the amendments will not have a material adverse effect on its financial condition or results of operations.

        SOLID WASTE. The Federal Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, the Partnership is not required to comply with a substantial portion of RCRA's requirements because its operations generate minimal quantities of hazardous wastes. However, at various times in the past, proposals have been made to rescind the exemption that excludes oil and gas exploration and production wastes from regulation as hazardous waste under RCRA. Repeal or modification of this exemption by administrative, legislative or judicial process, or through changes in applicable state statutes, would increase the volume of hazardous waste to be managed and disposed of by the Partnership. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. These changes in the regulations may result in additional capital expenditures or operating expenses by the Partnership.

        SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste that may fall within CERCLA's definition of a "hazardous substance." The Partnership may be jointly and severally liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which covered wastes have been disposed.

        The Partnership has interests in numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Partnership has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under these properties or on or under other locations where the wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Partnership's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under those laws, the Partnership could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

        ENVIRONMENTAL. Operations on the Partnership's properties may generally be liable for clean-up costs to the federal government for up to $50 million for each discharge of oil or hazardous substances under the Federal Clean Water Act, up to $350 million for each oil discharge under the Oil Pollution Act of 1990 and for up to $50 million plus response costs for hazardous substance contamination under CERCLA. The Partnership may also be subject to liability for any violation of the RCRA. Liability is unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages on claims by the state or private parties. In addition, the EPA requires producers such as the Partnership to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and requires permits to authorize the discharge of pollutants into those waters. State and local permits or approvals may also be needed for waste-water discharges and air pollutant emissions. Violations of environment related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. The Partnership believes its operations comply with environmental regulations, permits and lease conditions.

        ENERGY POLICY ACT. The Energy Policy Act of 1992 (the "Energy Act") was enacted to promote vehicle fuel efficiency and the development of renewable energy sources such as hydroelectric, solar, wind and geothermal energy. Other provisions of the Energy Act include initiatives for reducing restrictions on certain natural gas imports and exports and for expanding and deregulating natural gas markets. While these provisions could have a positive impact on the Partnership's natural gas sales on a long term basis, any positive impact could be offset by measures promoting the use of alternative energy sources other than natural gas. The impact of the Energy Act on the Partnership has not been material.

EMPLOYEES

        The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of January 1, 1997, Kelley Oil had 70 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationships with its employees is satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

        KOGC is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial condition of Kelley Oil or the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5.  MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

        There is no market for the Units of the Partnership, and transfer of the Units is substantially restricted by the provisions of the Partnership Agreement. As of February 28, 1997, there were 658 holders of record of the Partnership's Units.

        The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.

                                                          DISTRIBUTIONS
                                                          -------------
       1995
       ----
       First quarter.................................         $ .04
       Second quarter................................           .09
       Third quarter.................................           .10
       Fourth quarter................................           .10

       1996
       ----
       First quarter.................................           .12
       Second quarter................................           .18
       Third quarter.................................           .18
       Fourth quarter................................           .21

       1997
       ----
       First quarter.................................           .22

        The distribution for each quarter in which payments were made represents substantially all of the Partnership's net available cash from the preceding quarter's operations. Distribution levels are affected by numerous factors, including oil and gas prices, production levels and operating costs, together with any working capital or debt service requirements.

        In addition to its regular distributions of net available cash from quarterly operations, the Partnership distributed $340,105 of uncommitted capital or $0.20 per Unit to the Public Unitholders in March 1996. As of March 15, 1997, the Contemplated Capital for the remainder of the drilling activities projected for the Partnership will exceed the Committed Expenditures by approximately $2.7 million, or $0.12 per Unit. Accordingly, a distribution of the excess Contemplated Capital is expected to be made in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

        The following table presents selected financial data for the Partnership. The financial information presented below is derived from the Partnership's audited Financial Statements presented elsewhere in this Report and should be read in conjunction with those Financial Statements and the related Notes thereto.

                       KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                  FEBRUARY 28,
                                                   1994 (DATE
                                                  OF INCEPTION)
                                                    THROUGH               YEAR ENDED DECEMBER 31,
                                                  DECEMBER 31,         -----------------------------
                                                      1994                 1995               1996
                                                  ------------         ------------         --------
SUMMARY OF OPERATIONS:
    Total revenues................................  $    1,140             10,647             20,240
    Production expenses...........................         126              1,123              2,348
    Exploration and dry hole costs................       3,389              6,767                606
    General and administrative expenses...........          89                620                855
    Interest expense..............................          17                 --                 --
    Depreciation, depletion and amortization......       1,618              6,617              5,536
    Impairment of oil and gas properties..........          --             10,914                 --
    Net income (loss).............................      (4,099)           (15,394)            10,896
    Net income (loss) per Unit(1).................        (.19)              (.71)               .50
    Net available cash from operations(2).........         908              8,904             17,038
    Net available cash per Unit(1)(2).............         .04                .41                .78
    Units outstanding.............................      20,864             20,864             20,864

                                                                    AS OF DECEMBER 31,
                                                  --------------------------------------------------
                                                      1994                 1995               1996
                                                  ------------         ------------         --------
SUMMARY BALANCE SHEET DATA:
   Working capital (deficit)......................  $      780             (4,515)             3,647
   Oil and gas properties, net....................      14,122             12,715             19,035
   Total partners' equity.........................      14,902              8,200             22,682
   Total assets...................................      18,017             15,789             26,452

------------
   (1) Per Unit amounts are based on the Unitholders' 96.04% share of net income (loss).

   (2) The Partnership's net available cash generally corresponds to the sum of its net income (loss) plus exploration and dry hole costs and noncash charges for impairment of oil and gas properties and depreciation, depletion and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        PROPERTY IMPAIRMENT UNDER FAS 121. In the fourth quarter of 1995, the Partnership implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for LongLived Assets to be Disposed Of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. The Partnership performed an assessment of the carrying value of its oil and gas properties indicating an impairment should be recognized at year end. Under this analysis, the fair value of the Partnership's oil and gas properties was estimated on a depletable unit basis using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized a noncash impairment charge of $10.9 million against the carrying value of its oil and gas properties under FAS 121 at December 31, 1995.

        HEDGING ACTIVITIES. Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, approximately 55% of Kelley's natural gas production for 1996 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.25 per MMBtu before transaction and transportation costs. Approximately 44% of Kelley's anticipated natural gas production for the first eight months of 1997 has been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities related to swaps and options reduced revenues by approximately $3.1 million in 1996 and increased revenues by approximately $1.8 million in 1995 as compared to estimated revenues had no hedging activities been conducted. Hedging activities were not material in 1994. At December 31, 1996, the Company had an unrealized loss of $2.6 million.

RESULTS OF OPERATIONS

        GENERAL. The Partnership commenced operations in the first quarter of 1994. Accordingly, the Partnership's operating results for 1994 do not reflect a full year of production, and comparisons with 1995 and 1996 operating data may not be meaningful.

        YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. Oil and gas revenues of $18,986,000 in 1996 increased 145.8% compared to $7,723,000 in 1995. Production of natural gas increased 96.8% to 7,872,000 Mcf in 1996 from 4,000,000 Mcf in 1995, while the average price of natural gas increased 32.2% to $2.27 per Mcf in 1996 from $1.71 per Mcf in 1995. Production of crude oil in 1996 totaled 49,168 barrels, with an average sales price of $21.59 per barrel, compared to 49,816 barrels at $16.58 per barrel in the prior year, representing a volume decrease of 1.3% and a price increase of 30.2%. The increase in revenues and production from 1995 levels reflects the Partnership's completion of 38 wells during 1996.

        Lease operating expenses and severance taxes were $2,348,000 in 1996 and $1,123,000 in 1995, an increase of 109.1%, reflecting higher production levels. On a unit of production basis, these expenses increased to $0.29 per Mcfe in 1996 from $0.26 per Mcfe in 1995.

        The Partnership expensed exploration and dry hole costs of $606,000 in 1996 and $6,767,000 in 1995, a decrease of 91.0%, primarily reflecting a larger allocation of resources to exploratory prospects in south Louisiana during 1995.

        General and administrative expenses of $854,000 in 1996 increased 37.9% from $620,000 in 1995, reflecting an increase in the Partnership's share of administration costs associated with development operations of Kelley. On a unit of production basis, these expenses decreased to $0.10 per Mcfe 1996 from $0.14 per Mcfe in 1995.

        Depreciation, depletion and amortization ("DD&A") decreased to $5,536,000 in 1996 compared to $6,617,000 in 1995 due to lower depletion rates following noncash impairment charges aggregating $10,914,000 recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under FAS 121. On a unit of production basis, DD&A decreased to $0.68 per Mcfe in 1996 from $1.54 per Mcfe in 1995. See "General-Property Impairment under FAS 121" above.

        The Partnership realized net income in 1996 of $10,896,000 or $0.50 per Unit compared to a net loss of $15,394,000 or $0.71 per Unit in 1995, reflecting the foregoing developments. Net available cash from Partnership operations, representing its net income or loss plus exploration and dry hole costs and noncash charges for DD&A and the

1995 property impariment, increased 91.4% in 1996 to $17,038,000 or $0.78 per Unit compared to $8,904,000 or $0.41 per Unit in 1995.

        YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. Oil and gas revenues of $7,723,000 in 1995 increased 847.6% compared to $815,000 in 1994. During 1995, production of natural gas increased 1,079.9% from 339,000 Mcf in 1994 to 4,000,000 Mcf, while the average price of natural gas increased less than 1% from $1.70 per Mcf in 1994 to $1.71 per Mcf in 1995. Production of crude oil in 1995 totaled 49,816 barrels, with an average sales price of $16.58 per barrel compared to 14,804 barrels at $16.17 per barrel in 1994, representing production and price increases of 236.5% and 2.5%, respectively. The increase in revenues and production from 1994 levels reflects the Partnership's completion of 27 wells brought on line during 1995. In addition, while natural gas prices have remained depressed, hedging activities contributed $429,000 to oil and gas revenues in 1995.

        Lease operating expenses and severance taxes were $1,123,000 in 1995 versus $126,000 in 1994, an increase of 791.3%, reflecting the increased level of production. On a unit of production basis, these expenses decreased to $0.26 per Mcfe in 1995 from $0.29 per Mcfe in 1994, due primarily to a decrease in the severance tax rate during the last half of 1995.

        The Partnership expensed exploration and dry hole costs of $6,767,000 in 1995 and $3,389,000 in 1994, an increase of 99.7%, primarily reflecting a larger allocation of resources to exploratory prospects in south Louisiana during 1995. Most of the Partnership's drilling expenditures in 1994 were incurred for development wells and were therefore capitalized.

        General and administrative expenses of $620,000 in 1995 increased 596.6% from $89,000 in 1994, reflecting the Partnership's share of administration costs associated with development operations of the Partnership and other partnerships managed by Kelley Oil. On a unit of production basis, these expenses decreased to $0.14 per Mcfe in 1995 from $0.21 per Mcfe in 1994, reflecting costs savings from a significant staff reduction by Kelley Oil at the end of 1994.

        DD&A increased 309.0% from $1,618,000 in 1994 to $6,617,000 in 1995 as a result of significantly higher depletion rates due to increased production and reserves over the prior year. On a unit of production basis, these noncash charges decreased to $1.54 per Mcfe in 1995 from $3.78 per Mcfe in 1994. The Partnership recognized an additional noncash charge of $10,914,000 as of December 31, 1995 for impairment of the carrying value of its oil and gas properties under FAS 121. See "General-Property Impairment under FAS 121" above.

        The Partnership recognized a net loss of $15,394,000 or $0.71 per Unit in 1995 compared to a net loss of $4,099,000 or $0.19 per Unit in 1994, reflecting the foregoing developments. Net available cash from Partnership operations, representing its net loss plus exploration and dry hole costs and noncash charges for DD&A and the 1995 property impairment, aggregated $8,904,000 or $0.41 per Unit in 1995 compared to $908,000 or $0.04 per Unit in 1994.

LIQUIDITY AND CAPITAL RESOURCES

        LIQUIDITY. Net cash provided by the Partnership's operating activities during 1996, as reflected on its statements of cash flows, totaled $8,121,000. The Partnership's cash position was increased during 1996 by payments of subscriptions for Units and General Partner contributions aggregating $22,920,000. During the year, funds were used in investing and financing activities comprised primarily of property and equipment expenditures of $12,601,000 for development of the Partnership's oil and gas properties and distributions to partners aggregating $19,334,000. As a result of these activities, the Partnership's cash and cash equivalents decreased from $57,000 at December 31, 1995 to $25,000 at December 31, 1996.

        CAPITAL RESOURCES. The Partnership Agreement contemplates pro rata contributions from the Unitholders and the General Partners of $62,593,242 (96.04%) and $2,580,897 (3.96%), respectively, or an aggregate of $65,174,139
("Contemplated Capital"). Under the deferred payment option applicable to investments in the Partnership exceeding $10,000, deferred subscriptions for Units and the General Partners' deferred contributions were payable when called by Kelley Oil during the period ended November 30, 1994. Kelley Oil initially subscribed for 18,821,655 Units in addition to its 3.94% General Partner interest in the Partnership. Following defaults by Public Unitholders on a total of 342,234

Units, the defaulted Units were subscribed by Kelley Oil in accordance with its undertaking in the Partnership Agreement. This increased Kelley Oil's total subscription commitment to $60,059,529 or 92.15% of the Partnership's total Contemplated Capital (the "KOIL Share"), with the Public Unitholders committing for the balance or 7.85% of the total Contemplated Capital (the "Public Share").

        The Partnership Agreement requires any contributions of the partners not used or committed to be used for drilling activities during the two-year Commitment Period ended February 29, 1996, except for necessary operating capital, to be distributed to the partners on a pro rata basis as a return of capital. For this purpose, "committed for use" means funds that have been contracted or allocated by Kelley Oil for drilling, completion or other Partnership activities, and "necessary operating capital" means funds that, in the opinion of Kelley Oil, should remain in reserve to assure the continued operation of the Partnership.

        From its inception through December 31, 1995, a total of $43.7 million was expended on Partnership activities, including syndication costs. At the end of the Commitment Period in February 1996, a total of $15.5 million was contracted or allocated for drilling an additional 34 wells during 1996 and 14 proved undeveloped locations thereafter, plus $1.5 million for drilling overruns, contingencies and necessary operating capital. The expenditures through 1995 plus these budgeted expenditures aggregated $60.7 million ("Committed Expenditures"). On February 29, 1996, the Contemplated Capital exceeded the Committed Expenditures by $4.4 million or $0.20 per Unit. Accordingly, the Public Share of the excess Contemplated Capital aggregating $340,105 was distributed to the Public Unitholders as a return of capital in March 1996.

        During 1996, Kelley initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating costs. These efforts generated cost savings that have effectively reduced the February 1996 estimate for Committed Expenditures. From inception through December 31, 1996, a total of $55.3 million was expended on Partnership activities, including syndication costs. For the balance of the Partnership's drilling program, a total of $2.4 million has been contracted or allocated for drilling an additional seven wells during 1997 and two proved undeveloped locations thereafter, plus $0.3 million for drilling overruns, contingencies and necessary operating capital. The expenditures through 1996 plus these budgeted expenditures aggregate $58.0 million, representing a total reduction of $2.7 million or $.12 per Unit in Committed Expenditures (the "Commitment Reduction"). As a result of the Commitment Reduction, a distribution of the excess Contemplated Capital is expected to be made in 1997.

        As of March 15, 1997, Kelley Oil had contributed $54.6 million to the Partnership, together with interest at a market rate on the portion of its commitment that remained outstanding after November 1994. After giving effect to the February 1996 reduction in Contemplated Capital under the Partnership Agreement and the additional Commitment Reduction in 1997, the KOIL Share of Committed Expenditures will be reduced to $53.4 million, entitling Kelley Oil to participate in the planned 1997 distribution of excess Contemplated Capital resulting from the Commitment Reduction. Kelley Oil's return of capital will be limited to its excess contribution aggregating $1.2 million or $.06 per Unit.

        In December 1996, KOGC entered into a $125 million revolving credit facility with a group of banks (the "Credit Facility"). The agreement for the Credit Facility requires the payment of interest only until December 2000, when all borrowings will be repayable. The Partnership and Joint Venture are guarantors under the Credit Facility. The Credit Facility is secured by all the oil and gas properties and other assets of KOGC and its subsidiaries, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership.

        DISTRIBUTION POLICY. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. For these purposes, net available cash is generally defined as the net operating cash flow of the Partnership after deducting working capital requirements. The Partnership made four quarterly distributions in 1996 aggregating $0.69 per Unit or a total of $14,396,000, together with $594,000 to the General Partners for their general partner interests. In March 1997, the Partnership made a quarterly distribution of $0.22 per Unit (aggregating $4,590,000), together with $189,000 to the General Partners for their general partner interests. The distributions in each quarter generally represented substantially all of the Partnership's net available cash from prior quarter operations. The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

        Net available cash per Unit from operations in the quarter and year ended December 31, 1996 was determined as follows:

                                                   QUARTER         YEAR
                                                    ENDED          ENDED
                                                 DECEMBER 31,   DECEMBER 31,
                                                    1996           1996
                                                  --------       ------

Net income per Unit...........................    $    .19       $   .50
Exploration and dry hole costs per Unit.......          --           .03
Depreciation, depletion and
  amortization charges per Unit...............         .03           .25
                                                  --------       -------
  Net available cash per Unit.................    $    .22       $   .78
                                                  ========       =======

        INFLATION AND CHANGING PRICES. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and gas prices received by Kelley Partners during the periods indicated.

                                                       AVERAGE       AVERAGE
                                                      OIL PRICE     GAS PRICE
                                                       ($/BBL)       ($/MCF)
YEAR ENDED:                                           ---------     ---------
  December 31, 1994...............................    $  16.17        1.70
  December 31, 1995...............................       16.58        1.71
  December 31, 1996...............................       21.59        2.27

FORWARD-LOOKING STATEMENTS

        FROM TIME TO TIME, THE PARTNERSHIP MAY PUBLISH FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE PARTNERSHIP. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE PARTNERSHIP, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, AND CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES.

        WORDS SUCH AS "ANTICIPATED," "EXPERT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE IN MANAGEMENT'S STATEMENTS (ORALLY OR IN WRITING) INCLUDING PRESS RELEASES, AND IN FILINGS OF THE SEC, INCLUDING THIS REPORT.

        In addition to "Uncertainties in Estimating Reserves" and other factors mentioned in this Report, the following additional risk factors should be considered:

        DEPLETION OF RESERVES. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The Partnership's business plan does not contemplate developing or acquiring additional reserves.

        VOLATILITY OF OIL, NATURAL GAS AND NATURAL GAS LIQUIDS PRICES. The Partnership's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and are expected to continue to be volatile in the future. The prices received by the Partnership for its oil, natural gas and natural gas liquids production and the levels of production are subject to government regulation, legislation and policies. The Partnership's future financial condition and results of operations will depend, in part, upon the prices received for its oil and natural gas production, as well as the costs of producing its reserves.

        OPERATING HAZARDS AND UNINSURED RISKS. The Partnership's oil and natural gas business also is subject to all of the operating risks associated with the production of oil and natural gas, including uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), cratering, mechanical difficulties, fires, explosions, pollution and other risks, any of which could result in substantial losses. Although the Partnership maintains insurance at levels that it believes are consistent with industry practices, it is not fully insured against all risks. Losses and liabilities arising from uninsured and underinsured events could have a material adverse effect on the financial condition and operations of the Partnership.

        The availability of a ready market for the Partnership's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. Natural gas wells may be shut in for lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM:

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Reports............................................................ 20
Balance Sheets - December 31, 1995 and 1996.............................................. 22
Statements of Operations - For the period ended December 31, 1994 and the years ended
  December 31, 1995 and 1996............................................................. 23
Statements of Cash Flows - For the period ended December 31, 1994 and the years ended
  December 31, 1995 and 1996............................................................. 24
Statements of Changes in Partners' Equity - For the  period ended December 31, 1994 and the years ended December 31, 1995 and 1996......................................... 25
Notes to Financial Statements............................................................ 26

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Kelley Partners 1994 Development Drilling Program

        We have audited the accompanying balance sheets of Kelley Partners 1994 Development Drilling Program (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and changes in partners' equity for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1994 Development Drilling Program at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

        As discussed in Note 1, in 1995 the Partnership changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

DELOITTE & TOUCHE LLP

Houston, Texas
March 3, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of Kelley Partners 1994 Development Drilling Program

        We have audited the balance sheet of Kelley Partners 1994 Development Drilling Program (a Texas limited partnership) as of December 31, 1994, and the related statements of operations, partners' equity, and cash flows for the period from February 28, 1994 (date of inception) through December 31, 1994. The balance sheet as of December 31, 1994 is not presented separately herein. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kelley Partners 1994 Development Drilling Program at December 31, 1994 and results of its operations and its cash flows for the period from February 28, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles.

                                                   Ernst & Young LLP

Houston, Texas
March 6, 1995

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                ($ IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                        --------------------
                                                                          1995          1996
                                                                        --------       -----
ASSETS:
  Cash..........................................................        $     57            25
  Accounts receivable - trade...................................             141           217
  Accounts receivable - affiliates..............................           2,855         7,175
  Other assets..................................................              21            --
                                                                        --------       -------
    Total current assets........................................           3,074         7.417
                                                                        --------       -------
  Oil and gas properties, successful efforts method:
    Properties subject to amortization..........................          31,932        43,870
    Less:  Accumulated depreciation, depletion & amortization...         (19,217)      (24,835)
                                                                        --------       -------
    Total oil and gas properties................................          12,715        19,035
                                                                        --------       -------
  TOTAL ASSETS..................................................        $ 15,789        26,452
                                                                        ========       =======
LIABILITIES:
  Accounts payable and accrued expenses.........................        $  7,533         2,797
  Accounts payable - affiliates.................................              56           973
                                                                        --------       -------
    Total current liabilities...................................           7,589         3,770
                                                                        --------       -------
  TOTAL LIABILITIES.............................................           7,589         3,770
                                                                        --------       -------
PARTNERS' EQUITY:
  LP Unitholders' equity........................................           1,985         1,527
  GP Unitholders' equity........................................           4,751        20,025
  Managing and Special General Partners' equity.................           1,464         1,130
                                                                        --------       -------
  TOTAL PARTNERS' EQUITY........................................           8,200        22,682
                                                                        --------       -------
TOTAL LIABILITIES AND PARTNERS' EQUITY..........................        $ 15,789        26,452
                                                                        ========       =======

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF OPERATIONS

                       (IN THOUSANDS EXCEPT PER UNIT DATA)

                                                FEBRUARY 28,
                                                 1994 (DATE
                                                OF INCEPTION)
                                                  THROUGH                 YEAR ENDED DECEMBER 31,
                                                DECEMBER 31,         ---------------------------------
                                                    1994                 1995                 1996
                                                ------------         ------------         ------------
REVENUES:
   Oil and gas sales..........................           815                7,723               18,986
   Interest income............................           325                2,924                1,254
                                                ------------         ------------         ------------
      Total revenues..........................         1,140               10,647               20,240
                                                ------------         ------------         ------------

COSTS AND EXPENSES:
   Lease operating expenses...................            68                  699                1,636
   Severance taxes............................            58                  424                  712
   Exploration and dry hole costs.............         3,389                6,767                  606
   General and administrative expenses........            89                  620                  854
   Interest expense - affiliate...............            17                   --                   --
   Depreciation, depletion and amortization...         1,618                6,617                5,536
   Impairment of oil and gas properties.......            --               10,914                   --
                                                ------------         ------------         ------------
      Total costs and expenses................         5,239               26,041                9,344
                                                ------------         ------------         ------------
NET INCOME (LOSS).............................  $     (4,099)             (15,394)              10,896
                                                ============         ============         ============
NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS.  $       (227)                (832)                 591
                                                ============         ============         ============
NET INCOME (LOSS) ALLOCABLE TO GP UNITHOLDERS.  $     (3,709)             (13,953)               9,874
                                                ============         ============         ============
NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
   SPECIAL GENERAL PARTNERS...................  $       (163)                (609)                 431
                                                ============         ============         ============
NET INCOME (LOSS) PER UNIT....................  $       (.19)                (.71)                 .50
                                                ============         ============         ============
Average Units outstanding.....................        20,864               20,864               20,864
                                                ============         ============         ============

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     FEBRUARY 28,
                                                                      1994 (DATE
                                                                     OF INCEPTION)
                                                                       THROUGH                 YEAR ENDED DECEMBER 31,
                                                                     DECEMBER 31,         ---------------------------------
                                                                         1994                 1995                 1996
                                                                     ------------         ------------         ------------
OPERATING ACTIVITIES:
Net income (loss)....................................................$     (4,099)             (15,394)              10,896
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation, depletion and amortization..........................       1,618                6,617                5,536
   Impairment of oil and gas properties..............................          --               10,914                   --
   Dry hole costs....................................................       2,485                6,081                  (28)
   Gain on sale of oil and gas properties............................          --                   --                  (89)
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable.....................      (3,128)                 132               (4,396)
      Increase (decrease) in other assets............................          (5)                 (16)                  21
      Increase (decrease) in accounts payable and accrued expenses...       3,115                4,474               (3,819)
                                                                     ------------         ------------         ------------
Net cash provided by (used in) operating activities..................         (14)              12,808                8,121
                                                                     ------------         ------------         ------------
INVESTING ACTIVITIES:
Purchases of property and equipment..................................     (18,225)             (22,273)             (12,601)
Sale of other non-current assets.....................................          --                   68                   82
Sale of oil and gas properties.......................................          --                   --                  780
                                                                     ------------         ------------         ------------
Net cash used in investing activities................................     (18,225)             (22,205)             (11,739)
                                                                     ------------         ------------         ------------
FINANCING ACTIVITIES:
Capital contributed by partners......................................      20,563               15,870               22,920
Syndication costs charged to equity..................................      (1,562)                  (9)                  --
Distributions to partners............................................          --               (7,169)             (14,989)
Distributions of uncommitted capital.................................          --                   --               (4,345)
                                                                     ------------         ------------         ------------
Net cash provided by financing activities............................      19,001                8,692                3,586
                                                                     ------------         ------------         ------------
Increase (decrease) in cash and cash equivalents.....................         762                 (705)                 (32)

Cash and cash equivalents, beginning of period.......................          --                  762                   57
                                                                     ------------         ------------         ------------
Cash and cash equivalents, end of period.............................$        762                   57                   25
                                                                     ============         ============         ============

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996 AND THE
                PERIOD FROM FEBRUARY 28, 1994 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1994

                                 (IN THOUSANDS)

                                                                      MANAGING
                                                                        AND
                                                                       SPECIAL
                                            LP             GP          GENERAL
                                         UNITHOLDERS   UNITHOLDERS    PARTNERS         TOTAL
                                         -----------   -----------    --------        ------
Capital contributed.....................  $ 3,435        16,272            856        20,563
Syndication costs.......................      (87)       (1,413)           (62)       (1,562)
Net loss................................     (227)       (3,709)          (163)       (4,099)
                                          -------       -------        -------       -------
  Partners' equity at December 31, 1994.    3,121        11,150            631        14,902
                                          -------       -------        -------       -------
Capital contributed.....................       84        14,061          1,725        15,870
Syndication costs.......................       (1)           (8)            --            (9)
Distributions...........................     (387)       (6,499)          (283)       (7,169)
Net loss................................     (832)      (13,953)          (609)      (15,394)
                                          -------       -------        -------       -------
  Partners' equity at December 31, 1995.    1,985         4,751          1,464         8,200
                                          -------       -------        -------       -------
Capital contributed.....................       --        22,920             --        22,920
Return of capital contributed...........     (236)       (3,937)          (172)       (4,345)
Distributions...........................     (813)      (13,583)          (593)      (14,989)
Net income (loss).......................      591         9,874            431        10,896
                                          -------       -------        -------       -------
  Partners' equity at December 31, 1996.  $ 1,527        20,025          1,130        22,682
                                          =======       =======        =======       =======

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION. Kelley Partners 1994 Development Drilling Program, a Texas limited partnership (the "Partnership"), commenced operations on February 28, 1994 upon completion of a public offering of 20,864,414 units of limited partner interests and general partner interests (the "Units") in the Partnership at $3.00 per Unit. Subscribers for more than 3,333 Units were entitled to defer up to 90% of their subscriptions, with deferred subscriptions payable when called through November 30, 1994. As of December 31, 1996, Unit subscriptions aggregating $58,420,000 were paid, and subscriptions receivable were outstanding, aggregating $5,819,000, all of which was receivable from Kelley Oil Corporation, the managing general partner of the Partnership ("Kelley Oil"). In addition, as of December 31, 1996, Kelley Oil had contributed $2,397,000 to the Partnership for its 3.94% general partner interest, and David L. Kelley, special general partner of the Partnership, had contributed $12,166 for his .02% general partner interest.

        The Partnership was formed for the sole purpose of financing the drilling of development wells, as defined in its partnership agreement (the "Partnership Agreement"), on selected properties owned by Kelley Operating Company, Ltd. ("Kelley Operating"), a Texas limited partnership of which Kelley Oil & Gas Partners, Ltd. ("Kelley Partners") was the sole limited partner. The Partnership's development activities have been conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating, which has retained a 20% interest in the Joint Venture after Payout (as defined in the Joint Venture Agreement) in consideration of its contribution of drilling rights. In February 1995, the equity interests in Kelley Partners and Kelley Oil were consolidated (the "Consolidation") in Kelley Oil & Gas Corporation (collectively with its predecessors, "KOGC"). In March 1996, Kelley Partners was merged into KOGC, and Kelley Partners' 98% limited partner interest in Kelley Operating was transferred to Kelley Oil.

        As of December 31, 1996, Kelley Oil and its officers and directors owned 19,163,889 (91.9%) Units and 1,000 (.01%) Units, respectively. The Partnership has no officers, directors or employees. The officers and employees of Kelley Oil perform the management and administrative functions of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses.

        Kelley Oil contributed $38,824,016 or 64.6% of its total subscription commitment during the two-year period ended February 29, 1996 (the "Commitment Period"), together with interest at a market rate on the portion of its subscription commitment that remained outstanding after November 30, 1994. As of February 29, 1996, approximately $60.7 million or 93.2% of the Partnership's committed capital had been used or committed to drilling activities, including syndication costs. The Partnership Agreement requires any contributions of the partners not used or committed to be used for the drilling of development wells during the Commitment Period, except for necessary operating capital, to be distributed to the partners on a pro rata basis as a return of capital. In accordance with this requirement, the Partnership distributed $340,105 of uncommitted capital or $0.20 per Unit to the Unitholders other than Kelley Oil (the "Public Unitholders") in March 1996, and Kelley Oil's unfunded subscription commitment was reduced proportionately to $17.2 million as of the date of the distribution. Future drilling activities were limited to prospects being drilled or committed for drilling as of the end of the Commitment Period.

        During 1996, KOGC and its subsidiaries (collectively, "Kelley") initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating costs. These efforts generated cost savings that reduced the Partnership's prior estimate for total expenditures from $60.7 million to $58 million, representing a reduction of $2.7 million or $.12 per Unit (the "Commitment Reduction"). As a result of the Commitment Reduction, a distribution of the excess Contemplated Capital is expected to be made in 1997.

        As of March 15, 1997, Kelley Oil had contributed $54.6 million to the Partnership, together with interest at a market rate on the portion of its commitment that remained outstanding after November 1994. After giving effect to the February 1996 reduction in committed capital under the Partnership Agreement and the additional Commitment Reduction in 1997, the Kelley Oil's share of the Partnership's total expenditures will be reduced to $53.4 million, entitling Kelley Oil to participate in the planned 1997 distribution of additional uncommitted capital resulting from the Commitment Reduction. Kelley Oil's return of capital will be limited to its excess contribution aggregating $1.2 million or $.06 per Unit.

        CASH AND CASH EQUIVALENTS. The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

        INCOME TAXES. The income or loss of the Partnership for federal income tax purposes is includable in the tax returns of the individual partners of the Partnership. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

        OIL AND GAS PROPERTIES. Oil and gas properties are located in the United States, and are held of record by Kelley Operating. The Partnership utilizes the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, the costs of successful wells and development dry holes are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are taken into account in depreciation, depletion and amortization.

        The successful efforts method imposes limitations on the carrying or book value of oil and gas properties and requires an impairment provision or noncash charge against earnings for any quarter in which the carrying value of oil and gas properties exceeds the standardized measure of undiscounted future net cash flows from its proved oil and gas reserves based on prices received for its oil and gas production as of the end of that quarter or a subsequent date prior to publication of financial results for the quarter.

        PROPERTY IMPAIRMENT UNDER FAS 121. In the fourth quarter of 1995, the Partnership implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for LongLived Assets to be Disposed Of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. The Partnership performed an assessment of the carrying value of its oil and gas properties indicating an impairment should be recognized at year end. Under this analysis, the fair value of the Partnership's oil and gas properties was estimated on a depletable unit basis using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized a noncash impairment charge of $10.9 million against the carrying value of its oil and gas properties under FAS 121 at December 31, 1996.

        SYNDICATION AND ORGANIZATION COSTS. Costs and expenses incurred in connection with the syndication and organization of the Partnership aggregating approximately $1,571,000 have been charged to partners' equity. These syndication costs include approximately $750,000 of general and administrative expenses allocated by Kelley Oil for expenses directly identified with syndication and organization activities.

        NET INCOME (LOSS) PER UNIT. Net income (loss) per Unit is computed based on the weighted average number of Units outstanding during the period divided into the net income (loss) allocable to the Unitholders.

        FINANCIAL INSTRUMENTS. The Partnership's financial instruments consist of cash and cash equivalents, receivables, and payables.

        DERIVATIVE FINANCIAL INSTRUMENTS. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future natural gas production principally as a hedge against natural gas price declines. Realized and unrealized gains and losses are recorded in other assets or liabilities until the underlying natural gas is produced and sold, at which time those gains and losses are included in oil and gas revenues. See Note 5 - Hedging Activities.

        CONCENTRATION OF CREDIT RISK. Substantially all of the Partnership's receivables are due from the marketing subsidiary of Kelley Oil, which purchases natural gas for resale to a limited number of natural gas transmission companies and other gas purchasers. See Note 3 - Related Party Transactions.

        RISKS AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - CASH DISTRIBUTIONS

        In addition to the March 1996 distribution of the Public Unitholders' pro rata share of uncommitted capital and the planned 1997 distribution of additional uncommitted capital described in Note 1 above, the Partnership has paid quarterly cash distributions reflected in the following table. The distribution in each quarter was based upon net available cash generated from operations in the preceding quarter.

                 1995
                 ----
                 First quarter.....................   $.04
                 Second quarter....................    .09
                 Third quarter.....................    .10
                 Fourth quarter....................    .10
                                                      ----
                   Total...........................   $.33
                                                      ====

                 1996
                 ----
                 First quarter.....................   $.12
                 Second quarter....................    .18
                 Third quarter.....................    .18
                 Fourth quarter....................    .21
                                                      ----
                   Total...........................   $.69
                                                      ====

NOTE 3 - RELATED PARTY TRANSACTIONS

        The Unitholders have a 96.04% share and the general partners a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

        For the period from inception through December 31, 1994 and the years ended December 31, 1995 and 1996, Kelley Oil was reimbursed by the Partnership for costs directly associated with acquisition, exploration and development activities aggregating $2,496,000, $2,649,000 and $1,245,000, respectively, and for its allocable portion of general and administrative expenses aggregating $52,000, $542,000 and $753,000, respectively. For the period ended December 31, 1994 and the years ended December 31, 1995 and 1996, the Partnership capitalized $1,592,000, $1,963,000 and $611,000, respectively, of allocated direct costs to oil and gas properties.

        Kelley Partners advanced approximately $1,879,000 on behalf of the Partnership prior to the closing of the Partnership's offering of Units for the purpose of funding drilling activities. The entire amount of these advances, together with interest at a market rate, was repaid following the closing of the Partnership's offering.

        KOGC maintains a $125 million revolving credit facility with a group of bankers (the "Credit Facility"). The Partnership, the Joint Venture and KOGC's other subsidiary partnerships are guarantors. The Credit Facility is secured by all the oil and gas properties and other assets of the borrowers and the guarantors, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership.

        Substantially all of the Partnership's gas sales are made to an affiliated company, Concorde Gas Marketing, Inc., an indirect wholly owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. During 1994, CGM received for its services either fees or a marketing differential equal to $0.05 per MMBtu of gas sold and delivered. For 1995, the fee was modified to 2% of the resale price for marketed natural gas.

NOTE 4 - SALES TO MAJOR CUSTOMERS

        Sales to customers in excess of 10% of total oil and gas sales for the period from inception through December 31, 1994 and the years ended December 31, 1995 and 1996 were as follows:

                                 (IN THOUSANDS)

                                      FEBRUARY 28,
                                      1994 (DATE
                                     OF INCEPTION)
                                       THROUGH         YEAR ENDED DECEMBER 31,
                                      DECEMBER 31,     -----------------------
                                        1994           1995              1996
                                       -------         -----             -----
Concorde Gas Marketing(1).............   563           6,891            17,186
Falco S & D Inc.......................   233             805               389
------------
    (1) During 1996, approximately 52% of CGM's gas purchases were made for resale to Sonat Marketing Company (28%), Coral Energy Resources (20%) and LIG Chemical Company (10%). During 1995, approximately 82% of CGM's resales were made to Sonat Marketing Company (22%), Associataed Natural Gas, Inc. (21%), Pontchartrain Natural Gas System (17%), Transok Gas Company (12%) and LIG Chemical Company (10%). During 1994, approximately 73% of GCM's resales were made to Pontchartrain Natural Gas System (23%), LIG Chemical Company (22%), Associated Natural Gas, Inc. (18%) and Fina Natural Gas Company (10%).

NOTE 5 - HEDGING ACTIVITIES

        Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, approximately 55% of Kelley's natural gas production for 1996 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.25 per MMBtu before transaction and transportation costs. Approximately 44% of Kelley's anticipated natural gas production for the first eight months of 1997 has been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities related to swaps and options reduced revenues by approximately $3.1 million in 1996 and increased revenues by approximately $1.8 million in 1995 as compared to estimated revenues had no hedging activities been conducted. Hedging activities were not material in 1994. At December 31, 1996, the Company had an unrealized loss of $2.6 million.

        The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

NOTE 6 - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

        This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

        CAPITALIZED COSTS. Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                 (IN THOUSANDS)

                                                            FEBRUARY 28,
                                                             1994 (DATE
                                                           OF INCEPTION)
                                                              THROUGH       YEAR ENDED DECEMBER 31,
                                                            DECEMBER 31,    -----------------------
                                                               1994           1995              1996
                                                              -------         ----              -----
Evaluated properties subject to amortization...........       $15,740         31,932           43,870
Accumulated depreciation, depletion and amortization...        (1,618)       (19,217)         (24,835)
                                                              -------        -------          -------
  Net capitalized costs................................       $14,122         12,715           19,035
                                                              =======        =======          =======

        COSTS INCURRED. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $19,129,000 for the period from inception through December 31, 1994 and $22,959,000 and $13,235,087 for the years ended December 31, 1995 and 1996, respectively.

        RESERVES. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the period from inception through December 31, 1994 and the years ended December 31, 1995 and 1996. Reserves reflected in the table at February 28, 1994 represent proved undeveloped reserves associated with drilling rights assigned to the Partnership upon formation.

                                       CRUDE OIL, CONDENSATE
                                      AND NATURAL GAS LIQUIDS               NATURAL GAS
                                              (MBBLS)                         (MMCF)
                                    ---------------------------    -------------------------
                                     1994      1995      1996        1994      1995     1996
                                    -------  --------  --------    -------   -------   -----
Proved developed
  and undeveloped reserves:
  February 28, 1994 and January 1,
    1995 and 1996...................    269       583       167     22,148    49,146    58,640
  Revisions of previous estimates...     64      (472)        7       (136)  (32,447)  (15,438)
  Extensions and discoveries........    265       106        --     27,473    45,941       439
  Sales of reserves in place........     --        --        (2)        --        --      (422)
  Production........................    (15)      (50)      (49)      (339)   (4,000)   (7,872)
                                    -------  --------  --------    -------   -------   -------
    End of year.....................    583       167       123     49,146    58,640    35,347
                                    =======  ========  ========    =======   =======   =======

Proved developed reserves at
  end of year ......................    121       107       118     13,557    16,988    31,296
                                    =======  ========  ========    =======   =======   =======

        The reported revisions of previous reserve estimates during 1995 reflect downward year-end revisions primarily on undeveloped locations in south Louisiana based on reprocessed 3-D seismic data and a change in the Partnership's drilling strategy to focus exclusively on lower risk north Louisiana locations for the balance of its drilling program. As a result of these factors, the Partnership performed an assessment of the carrying value of its oil and gas properties under

FAS 121 indicating an impairment should be recognized as of year end. See Note 1
- Summary of Significant Accounting Policies. Based on this analysis, the Partnership recognized a noncash impairment charge of $10.9 million against the carrying values of its oil and gas properties under FAS 121 at December 31, 1995.

        STANDARDIZED MEASURE. The table of the Standardized Measure of Discounted Future Net Cash Flows relating to the Partnership's ownership interests in proved oil and gas reserves as of December 31, 1994, 1995 and 1996 is shown below.

                                 (IN THOUSANDS)

                                                        DECEMBER 31,
                                              --------------------------------
                                               1994         1995        1996
                                              -------    --------      -------

Future cash inflows.........................  $93,218     122,415      129,261
Future production costs.....................  (15,227)    (16,301)     (11,520)
Future development costs....................  (16,241)    (14,955)      (3,063)
                                              -------     -------      -------
  Future net cash flows.....................   61,750      91,159      114,678
10% annual discount for estimating
  timing of cash flows......................  (26,194)    (35,047)     (39,540)
                                              -------     -------      -------
  Standardized measure of discounted
    future net cash flows...................  $35,556      56,112       75,138
                                              =======     =======      =======

        Future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved oil and gas reserves. Future production and development costs are computed by Kelley Oil's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Partnership's proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

        A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Partnership's oil and gas properties.

        The standardized measure of discounted future net cash flows as of December 31, 1994, 1995 and 1996 was calculated using prices in effect as of those dates, which had a weighted average of $15.65, $19.73 and $24.93, respectively, per barrel of oil and $1.71, $2.03 and $3.66, respectively, per Mcf of natural gas.

        CHANGES IN STANDARDIZED MEASURE. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)

                                                            FEBRUARY 28,
                                                             1994 (DATE
                                                            OF INCEPTION)
                                                              THROUGH        YEAR ENDED DECEMBER 31,
                                                            DECEMBER 31,     -----------------------
                                                               1994            1995           1996
                                                              -------        -------         -------
Changes due to current year operations:
  Sales of oil and gas, net of production costs........       $  (689)        (6,600)        (16,638)
  Sales of oil and gas properties......................            --             --            (780)
  Extensions and discoveries...........................        18,865         43,902             264
  Development costs incurred during the year...........           185          4,181          12,395
Changes due to revisions in standardized variables:
  Prices and production costs..........................        (6,655)           (70)         48,749
  Revisions of previous quantity estimates.............           332        (25,442)        (36,503)
  Estimated future development costs...................         1,395          8,121             178
  Accretion of discount................................         2,291          3,556           5,611
  Production rates (timing) and other..................        (3,077)        (7,092)          5,749
                                                              -------        -------         -------
    Net increase ......................................        12,647         20,556          19,026

  Beginning of period..................................        22,909         35,556          56,112
                                                              -------        -------         -------
    End of year........................................       $35,556         56,112          75,138
                                                              =======        =======         =======

        Sales of oil and gas, net of production costs, are based on historical results. Extensions and discoveries, the changes due to revisions in standardized variables and the accretion of discount are reported on a discounted basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        In connection with the Contour Transaction, the Partnership dismissed Ernst & Young LLP ("E&Y") as its principal accountant, effective February 15, 1996. On the same date, the Partnership engaged Deloitte & Touche LLP ("D&T") as its principal accountant to audit its financial statements. The change in accountants was approved by the audit committee of the board of directors of Kelley Oil, contingent upon the closing under the Purchase Agreement. E&Y's report on the Partnership's financial statements for the period from inception on February 28, 1994 through December 31, 1994 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the last two years and the interim period prior to the date of the change in accountants, (i) the Partnership had no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure,
(ii) E&Y did not advise the Partnership of any "reportable event" as defined in Regulation S-K under the Securities Exchange Act of 1934 and (iii) the Partnership did not consult with D&T on any accounting, auditing, financial reporting or any other matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION

GENERAL

        The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 70 employees as of January 1, 1997, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting and administration.

BACKGROUND OF KELLEY OIL

        Kelley Oil is an independent oil and gas company formed in April 1983. Since January 1986, Kelley Oil has been engaged in the management of the DDPs. Since the Consolidation in February 1995, Kelley Oil has been a wholly owned subsidiary of KOGC.

EXECUTIVE OFFICERS OF KELLEY OIL

        Set forth below are the names, ages and positions of the current executive officers and directors of the Company. All directors are elected for a term of one year and serve until their successors are duly elected and qualified. All executive officers hold office until their successors are duly appointed and qualified.

                                                                                                    OFFICER
                                                                                                       OR
                                                                                                   DIRECTOR OF
                                                                                                   THE COMPANY
NAME                      AGE    POSITION                                                            SINCE
----                      ---    --------                                                            -----
John F. Bookout..........  74    President, Chief Executive Officer and a director                    1996
David C. Baggett.........  35    Senior Vice President and Chief Financial Officer and a director     1997
Dallas D. Laumbach.......  60    Senior Vice President-Exploration and Production and a director      1996
Thomas E. Baker..........  66    General Counsel and Corporate Secretary                              1996

        JOHN F. BOOKOUT joined Kelley Oil as Chairman of the Board, President and Chief Executive Officer in February 1996. He served as Chairman of the Board of Contour Production Company L.L.C. ("Contour") since its inception in 1993. From 1988 through 1993, he served as a member of the Supervisory Board of Royal Dutch Petroleum. He currently serves on the board of directors of McDermott International Inc., J. Ray McDermott, S.A. and The Investment Company of America as well as the board of trustees of the United States Counsel for International Business and various civic and educational bodies.

        DAVID C. BAGGETT was elected Senior Vice President and Chief Financial Officer and a director of Kelley Oil in March 1997. Previously, he was a partner with Deloitte & Touche LLP for more than five years.

        DALLAS D. LAUMBACH has served as Senior Vice President-Exploration and Production and a director of Kelley Oil since February 1996 and has served concurrently as President of Concorde Gas, Inc. since August 1996. He previously served as Senior Vice President of Contour commencing in December 1993. Before joining Contour, Mr. Laumbach served in positions of increasing responsibility for 24 years at Shell Oil Company, concluding as Manager-Business Development in Shell's Head Office.

        THOMAS E. BAKER is an attorney and joined Kelley Oil in July 1996 as General Counsel and Corporate Secretary. From August 1991 through June 1996, Mr. Baker was engaged in a private consulting practice.

BENEFICIAL OWNERSHIP REPORTING

        Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

        Not applicable.  See "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

        The following table sets forth information as of December 31, 1996 with respect to the only person known by the Partnership to own beneficially more than five percent of the Partnership's Units.

                                 AMOUNT & NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                 PERCENT
BENEFICIAL OWNER                    OWNERSHIP                   OF CLASS
-------------------              ---------------                --------
Kelley Oil Corporation             19,163,889                    91.85%
601 Jefferson, Suite 1100            Direct
Houston, Texas  77002

MANAGEMENT

        The following table sets forth information as of December 31, 1996 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.

                               AMOUNT & NATURE
NAME AND ADDRESS OF             OF BENEFICIAL           PERCENT
BENEFICIAL OWNER                OWNERSHIP(1)            OF CLASS
-------------------            ---------------          --------
John F. Bookout                         --                  --
Dallas D. Laumbach                      --                  --
David C. Baggett                        --                  --
All directors and officers
   as a group (9 persons)            1,000                 .01%
------------
(1) Represents direct beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Unitholders have a 96.04% share and the General Partners a 3.96% share in the costs and revenues of the Partnership. Allocations of costs and revenues to Unitholders are made in accordance with the number of Units owned. The General Partners contributed $2,580,897 to the Partnership for their 3.96% interest.

        Kelley Oil is reimbursed for its direct costs and an allocable portion of its general and administrative expenses incurred as Managing General Partner. During 1994, 1995 and 1996, reimbursements of $2,496,000, $2,649,000 and
$1,245,000, respectively, were made for costs directly associated with the Partnership's development drilling activities and $52,000, $542,000 and $753,000, respectively, for Kelley Oil's general and administrative expenses attributable to the operations of the Partnership. Costs and expenses incurred by Kelley Oil in connection with the syndication and organization of the Partnership aggregating approximately $750,000 were reimbursed by the Partnership in 1994 and charged to partners' equity.

        Kelley Partners advanced $1,879,000 on behalf of the Partnership prior to the closing of the Partnership's offering of Units to fund syndication costs and drilling activities. The entire amount of these advances, together with interest at a market rate, was repaid following the closing of the offering.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS AND SCHEDULES:

        (1) FINANCIAL STATEMENTS: The financial statements required to be filed are included under Item 8 of this Report.

        (2) SCHEDULES: All schedules for which provision is made in applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (3) EXHIBITS:

        EXHIBIT
        NUMBER:   EXHIBIT
        -------   -------
         4.1      Amended and Restated Agreement of Limited Partnership of the
                  Registrant (included as Exhibit A to the Prospectus forming part of the Registrant's Registration Statement on Form S-1
                  (File No. 33-72528) filed on December 7, 1993, as amended (the
                  "Registration Statement") and incorporated herein by reference).

         4.2 Joint Venture Agreement of Kelley Partners 1994 Development Drilling Joint Venture (incorporated by reference to Exhibit B to the Prospectus forming part of the Registration Statement).

    (b) REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1997.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM

              By: KELLEY OIL CORPORATION, Managing General Partner

By:  /s/ JOHN F. BOOKOUT     By: /s/ DAVID C. BAGGETT      By: /s/ LAWRENCE G. MARBLE
       John F. Bookout             David C. Baggett              Lawrence G. Marble
   Chief Executive Officer       Senior Vice President               Controller
                              and Chief Financial Officer    (Chief Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 27th day of March, 1997 by the following persons in their capacity as directors of the Registrant's managing general partner.

         /s/ JOHN F. BOOKOUT                     /s/ DALLAS D. LAUMBACH
           John F. Bookout                          Dallas D. Laumbach



        /s/ DAVID C. BAGGETT
          David C. Baggett