Form 10-Q
period 1997-03-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1997-05-15
CIK 915915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED MARCH 31, 1997            COMMISSION FILE NO. 0-23784

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE

     Balance Sheets as of December 31, 1996 and
          March 31, 1997 (unaudited) .....................................   2

     Statements of Income for the three months
          ended March 31, 1996 and 1997 (unaudited) ......................   3

     Statements of Cash Flows for the three months
          ended March 31, 1996 and 1997 (unaudited) ......................   4

     Notes to Financial Statements (unaudited)............................   5

     Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................   6

PART II.  OTHER INFORMATION ..............................................   9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         DECEMBER 31,  MARCH 31,
                                                             1996        1997
                                                           --------    --------
                                                                     (UNAUDITED)
ASSETS:
  Cash and cash equivalents ............................   $     25    $      5
  Accounts receivable - trade ..........................        217          93
  Accounts receivable - affiliates .....................      6,202       7,662
                                                           --------    --------
    Total current assets ...............................      6,444       7,760
                                                           --------    --------

  Oil and gas properties, successful efforts method:
    Properties subject to amortization .................     43,870      44,695
    Less: Accumulated depreciation, depletion
      & amortization ...................................    (24,835)    (25,980)
                                                           --------    --------
    Total oil and gas properties .......................     19,035      18,715
                                                           --------    --------
  TOTAL ASSETS .........................................   $ 25,479    $ 26,475
                                                           ========    ========

LIABILITIES:
  Accounts payable and accrued expenses ................   $  2,797    $  1,188
                                                           --------    --------
    Total current liabilities ..........................      2,797       1,188
                                                           --------    --------
  TOTAL LIABILITIES ....................................      2,797       1,188
                                                           --------    --------

PARTNERS' EQUITY:
  LP Unitholders' equity ...............................      1,527       1,430
  GP Unitholders' equity ...............................     20,025      22,610
  Managing and special general partners' equity ........      1,130       1,247
                                                           --------    --------
  TOTAL PARTNERS' EQUITY ...............................     22,682      25,287
                                                           --------    --------
TOTAL LIABILITIES AND PARTNERS' EQUITY .................   $ 25,479    $ 26,475
                                                           ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              1996        1997
                                                            --------    --------
REVENUES:
  Oil and gas sales ....................................    $  4,038    $  5,107
  Interest income ......................................         481         115
                                                            --------    --------
    Total revenues .....................................       4,519       5,222
                                                            --------    --------

COSTS AND EXPENSES:
  Lease operating expenses .............................         348         582
  Severance taxes ......................................         135         158
  Exploration costs ....................................         155         123
  General and administrative expenses ..................         226         234
  Depreciation, depletion and amortization .............       1,402       1,145
                                                            --------    --------
Total expenses .........................................       2,266       2,242
                                                            --------    --------
NET INCOME .............................................    $  2,253    $  2,980
                                                            ========    ========

NET INCOME ALLOCABLE TO LP UNITHOLDERS
  AND GP UNITHOLDERS ...................................    $  2,164    $  2,862
                                                            ========    ========

NET INCOME ALLOCABLE TO MANAGING AND
  INDIVIDUAL GENERAL PARTNERS ..........................    $     89    $    118
                                                            ========    ========

NET INCOME PER LP AND GP UNIT ..........................    $    .11    $    .14
                                                            ========    ========

Average LP and GP units outstanding ....................      20,864      20,864
                                                            ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             1996        1997
                                                           --------    --------
OPERATING ACTIVITIES:
  Net income ...........................................   $  2,253    $  2,980
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation, depletion and amortization ...........      1,402       1,145
    Dry hole costs .....................................        (30)       --
  Changes in operating assets and liabilities:
    Increase in accounts receivable ....................     (1,317)     (1,336)
    Decrease in other assets ...........................         12        --
    Decrease in accounts payable and accrued expenses ..     (4,430)     (1,609)
                                                           --------    --------
  Net cash provided by (used in) operating activities ..     (2,110)      1,180
                                                           --------    --------

INVESTING ACTIVITIES:
  Capital expenditures .................................     (2,554)       (825)
  Sale of other non-current assets .....................         58        --
                                                           --------    --------
  Net cash used in investing activities ................     (2,496)       (825)
                                                           --------    --------

FINANCING ACTIVITIES:
  Capital contributed by partners ......................      7,505       4,404
  Distribution of uncommitted capital ..................       (340)       --
  Distributions ........................................     (2,607)     (4,779)
                                                           --------    --------
  Net cash provided by (used in) financing activities ..      4,558        (375)
                                                           --------    --------
Decrease in cash and cash equivalents ..................        (48)        (20)
Cash and cash equivalents, beginning of period .........         57          25
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $      9    $      5
                                                           ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                          NOTES TO FINANCIAL STATEMENTS(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        GENERAL. The accompanying financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996.

        Certain financial statement items in the interim 1996 period have been reclassified to conform to the interim 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        In 1994, the Partnership issued a total of 20,864,414 units of limited and general partner interests ("Units") at $3 per Unit for total subscription commitments of $62,593,242. The Units represent 96.04% of the total interests in the Partnership and consist of 1,178,796 Units of limited partner interests ("LP Units") and 19,685,618 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner interests on a pro rata basis for subscription commitments of $2,580,897, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelley Oil & Gas Corporation ("KOGC"), owns 91.85% of the Units, together with its 3.94% managing general partnership interest.

        Kelley Oil did not have adequate current liquidity or capital resources to fund its entire subscription commitment by the end of the deferred payment period in November 1994. Kelley Oil has made subsequent contributions, together with interest at a market rate, as funds were needed for the Partnership's drilling activities. After giving effect to a required reduction of Partnership capital to reflect a distribution of uncommitted funds to Unitholders other than Kelley Oil, its outstanding subscription commitment was $1.4 million as of March 31, 1997. See "Liquidity and Capital Resources" below.

RECENT DEVELOPMENTS

        DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 87 gross (26.88 net) wells, of which 83 gross (24.21 net) wells were found productive and 4 gross (2.67 net) wells were dry. Recompletion and workover operations have been conducted on several of the wells. See "Liquidity and Capital Resources" below.

        HEDGING ACTIVITIES. KOGC has periodically used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for KOGC to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. KOGC's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through natural gas swap agreements, approximately 64% of the Partnership's natural gas production for the first quarter of 1997 was affected by hedging transactions at an average NYMEX quoted price of $2.56 per MMBtu before transaction and transportation costs. As of March 31, 1997, approximately 38% of the Partnership's anticipated natural gas production for the remainder of 1997 had been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.29 per MMBtu before transaction and transportation costs. Gains and losses realized from hedging activities are included in oil and gas revenues and average sales prices. Hedging activities reduced Partnership revenues by approximately $0.7 million in the first quarter of 1997 as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED MARCH 31, 1997 AND 1996. Oil and gas revenues of $5,107,000 for the first quarter of 1997 increased 26.5% compared to $4,038,000 in the corresponding quarter of 1996 as a result of higher prices and gas production volumes, partially offset by lower oil production volumes. During the current quarter, production of natural gas increased 26.0% from 1,614,000 Mcf in the first quarter of 1996 to 2,034,000 Mcf, while the average price of natural gas increased 2.5% from $2.37 per Mcf in the first quarter of 1996 to $2.43 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 7,694 barrels, with an average sales price of $20.88 per barrel compared to 12,510 barrels at $20.20 per barrel in the same quarter last year, representing a volume decrease of 38.5% and a price increase of 3.4%.

        Lease operating expenses and severance taxes were $740,000 in the current quarter versus $483,000 in the first quarter of 1996, an increase of 53.2%, reflecting higher production levels. On a unit of production basis, these expenses increased to $0.36 per Mcfe in the first quarter of 1997 from $0.29 per Mcfe in the same quarter of 1996.

        The Partnership expensed exploration costs in the first quarter of 1997 of $123,000, a 20.6% decrease from the 1996 level of $155,000, primarily reflecting the decrease in exploratory activities during the current period.

        General and administrative expenses of $234,000 in the current quarter increased 3.5% from $226,000 in the first quarter of 1996, reflecting the Partnership's share of administration costs associated with development operations of the Kelley Group. On a unit of production basis, these expenses decreased from $0.13 per Mcfe in the first quarter of 1996 to $0.11 per Mcfe in the current quarter.

        Depreciation, depletion and amortization ("DD&A") decreased 18.3% from $1,402,000 in the first quarter of 1996 to $1,145,000 in the current quarter, primarily as a result of lower depletion rates partially offset by increased production. On a unit of production basis, DD&A decreased to $0.55 per Mcfe in the first quarter of 1997 from $0.83 per Mcfe in the same quarter last year.

        The Partnership recognized net income of $2,980,000 or $0.14 per Unit for the first quarter of 1997. For the first quarter of 1996, the Partnership recognized net income of $2,253,000 or $0.11 per Unit. The variance between first quarter 1997 and first quarter 1996 is reflected in the foregoing discussion.

        The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

        LIQUIDITY. Net cash provided by the Partnership's operating activities during the first three months of 1997, as reflected on its statement of cash flows, totaled $1,180,000. During the period, funds used in investing and financing activities were comprised primarily of property and equipment expenditures of $825,000 for development of the Partnership's oil and gas properties. For the first three months of 1997, capital contributions totaled $4,404,000 while distributions totaled $4,779,000. As a result of these activities, the Partnership's cash and cash equivalents decreased to $5,000 at March 31, 1997 from $25,000 at December 31, 1996.

        CAPITAL RESOURCES. The Partnership Agreement provides for pro rata contributions from the Unitholders and general partners of $62,593,242 (96.04%) and $2,580,897 (3.96%), respectively, for a total of $65,174,139 ("Contemplated Capital"), subject to the return of Contemplated Capital remaining uncommitted after two years. During 1996, Kelley initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating costs. These efforts generated cost savings that have effectively reduced the February 1996 estimate of $60.7 million for Committed Expenditures. From inception through December 31, 1996, a total of $55.3 million was expended on Partnership activities, including syndication costs. For the balance of the Partnership's drilling program from January 1, 1997, a total of $2.4 million has been contracted or allocated for drilling an additional seven wells during 1997 and two proved undeveloped locations thereafter, plus $0.3 million for drilling overruns, contingencies and necessary operating capital. The expenditures through 1996 plus these budgeted expenditures for 1997 aggregate $58.0 million, representing a total reduction of $2.7 million or $0.12 per Unit in Committed Expenditures (the "Commitment Reduction"). As a result of the Commitment Reduction, a distribution of the excess Contemplated Capital is expected to be made in 1997.

        As of March 31, 1997, Kelley Oil had contributed $54.6 million to the Partnership, together with interest at a market rate on the portion of its commitment that remained outstanding after November 1994. After giving effect to the February 1996 reduction in Contemplated Capital under the Partnership Agreement and the additional Commitment Reduction in 1997, the Kelly Oil share of Committed Expenditures will be reduced to $53.4 million. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditures and working capital needs.

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

        Net available cash per Unit from operations for the three months ended March 31, 1996 and 1997 was determined as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              1996        1997
                                                            --------    --------
Net income per Unit ....................................    $    .11    $    .14
Depreciation, depletion and amortization
     charges per Unit ..................................         .06         .05
Exploration and dry hole costs per Unit ................         .01         .01
                                                            --------    --------

  Net available cash per Unit ..........................    $    .18    $    .20
                                                            ========    ========

        INFLATION AND CHANGING PRICES. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

FORWARD-LOOKING STATEMENTS

        FROM TIME TO TIME, THE COMPANY MAY PUBLISH FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE COMPANY. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE COMPANY, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, AND CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES.

        WORDS SUCH AS "ANTICIPATED," "EXPERT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE IN MANAGEMENT'S STATEMENTS (ORALLY OR IN WRITING) INCLUDING PRESS RELEASES, AND IN FILINGS OF THE SEC, INCLUDING THIS REPORT.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        Initial test results for wells completed in the first quarter of 1997 are summarized in the following table.

                          INITIAL TEST RESULTS(1) FROM
                         FIRST QUARTER 1997 COMPLETIONS

                                                                            THOUSAND
WELL NAME                                                   /64"  FLOWING    CUBIC   BARRELS
  FIELD NAME         COMPLETION RESERVOIR                  CHOKE   TUBING    FEET      OIL     WORKING
    PARISH, STATE       DATE    COMPLETED   PERFORATIONS    SIZE  PRESSURE  PER DAY  PER DAY   INTEREST
    -------------       ----    ---------  ---------------  ----  --------  -------  -------   --------
Sutton A #4-Alt ....   1/16/97   Hosston   7349 - 10140'     16    2,250     3,086      18     .2234158
  West Bryceland ...             A & B
    Bienville, LA

Baker Land Co. #1-AH   2/18/97   Hosston   7954 - 9809'      15    2,300     3,114      13     .2361488
  Sailes ...........             A & B
    Bienville, LA

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

                                         KELLEY PARTNERS 1994
                                         DEVELOPMENT DRILLING PROGRAM

                                         By: KELLEY OIL CORPORATION
                                             Managing General Partner


Date: May 15, 1997                       By: /s/ DAVID C. BAGGETT
                                                 David C. Baggett
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer)
                                                 (Principal Accounting Officer)