Form 10-Q
period 1997-06-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1997-08-13
CIK 915915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED JUNE 30, 1997      COMMISSION FILE NO. 0-23784

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

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

     Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996      2

     Statements of Income for the three months and six months ended
       June 30, 1997 and 1996 (unaudited) ................................     3

     Statements of Cash Flows for the six months ended June 30, 1997 and
       1996 (unaudited) ..................................................     4

     Notes to Financial Statements (unaudited) ...........................     5

     Management's Discussion and Analysis of Financial Condition and
       Results of Operations .............................................     6

PART II.  OTHER INFORMATION ..............................................     9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                      JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                    ------------   ------------
                                                     (UNAUDITED)
ASSETS:
  Cash and cash equivalents ......................  $       --     $         25
  Accounts receivable - trade ....................            92            217
  Accounts receivable - affiliates ...............         7,032          6,202
                                                    ------------   ------------
    Total current assets .........................         7.124          6,444
                                                    ------------   ------------

  Oil and gas properties, successful
   efforts method:
    Properties subject to amortization ...........        44,793         43,870
    Less:  Accumulated depreciation,
      depletion & amortization ...................       (27,288)       (24,835)
                                                    ------------   ------------
    Total oil and gas properties .................        17,505         19,035
                                                    ------------   ------------
  TOTAL ASSETS ...................................  $     24,629   $     25,479
                                                    ============   ============

LIABILITIES:
  Accounts payable and accrued expenses ..........  $        927   $      2,797
                                                    ------------   ------------
    Total current liabilities ....................           927          2,797
                                                    ------------   ------------
  TOTAL LIABILITIES ..............................           927          2,797
                                                    ------------   ------------

PARTNERS' EQUITY:
  LP Unitholders' equity .........................         1,304          1,527
  GP Unitholders' equity .........................        21,460         20,025
  Managing and special general partners' equity ..           938          1,130
                                                    ------------   ------------
  TOTAL PARTNERS' EQUITY .........................        23,702         22,682
                                                    ------------   ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY ...........  $     24,629   $     25,479
                                                    ============   ============

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                            ------------------  ------------------
                                              1997      1996      1997      1996
                                            --------  --------  --------  --------
REVENUES:
  Oil and gas sales ......................  $  3,821  $  4,261  $  8,928  $  8,299
  Interest income ........................        20       300       135       781
                                            --------  --------  --------  --------
    Total revenues .......................     3,841     4,561     9,063     9,080
                                            --------  --------  --------  --------

COSTS AND EXPENSES:
  Lease operating expenses ...............       660       356     1,242       704
  Severance taxes ........................       171       165       329       300
  Exploration costs ......................       123       167       246       322
  General and administrative expenses ....       234       213       468       439
  Depreciation, depletion and amortization     1,308     2,330     2,453     3,732
                                            --------  --------  --------  --------
Total expenses ...........................     2,496     3,231     4,738     5,497
                                            --------  --------  --------  --------
NET INCOME ...............................  $  1,345  $  1,330  $  4,325  $  3,583
                                            ========  ========  ========  ========

NET INCOME ALLOCABLE TO LP UNITHOLDERS
  AND GP UNITHOLDERS .....................  $  1,292  $  1,277  $  4,154  $  3,441
                                            ========  ========  ========  ========

NET INCOME ALLOCABLE TO MANAGING AND
  SPECIAL GENERAL PARTNERS ...............  $     53  $     53  $    171  $    142
                                            ========  ========  ========  ========

NET INCOME PER LP AND GP UNIT ............  $    .06  $    .06  $    .20  $    .17
                                            ========  ========  ========  ========

Average LP and GP units outstanding ......    20,864    20,864    20,864    20,864
                                            ========  ========  ========  ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
OPERATING ACTIVITIES:
  Net income .........................................  $    4,325   $    3,583
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization .........       2,453        3,732
  Changes in operating assets and liabilities:
    Increase in accounts receivable ..................        (705)      (1,334)
    Increase in other assets .........................        --            (11)
    Decrease in accounts payable and accrued expenses       (1,870)      (3,027)
                                                        ----------   ----------
  Net cash provided by operating activities ..........       4,203        2,943
                                                        ----------   ----------

INVESTING ACTIVITIES:
  Capital expenditures ...............................        (923)      (7,112)
  Sale of other non-current assets ...................        --             71
                                                        ----------   ----------
  Net cash used in investing activities ..............        (923)      (7,041)
                                                        ----------   ----------

FINANCING ACTIVITIES:
  Capital contributed by partners ....................       5,819       11,108
  Distribution of uncommitted capital ................        --           (340)
  Distributions ......................................      (9,124)      (6,517)
                                                        ----------   ----------
  Net cash provided by (used in) financing activities       (3,305)       4,251
                                                        ----------   ----------
Increase (decrease) in cash and cash equivalents .....         (25)         153
Cash and cash equivalents, beginning of period .......          25           57
                                                        ----------   ----------
Cash and cash equivalents, end of period .............  $     --     $      210
                                                        ==========   ==========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        GENERAL. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

        Certain 1996 financial statement items have been reclassified to conform to the 1997 presentation.

NOTE 2 - CAPITAL CONTRIBUTIONS

        As of December 31, 1996, there was $5,819,000 of unpaid subscriptions for the Partnership units that were sold during 1994 to Kelley Oil Corporation ("Kelley Oil"), the managing general partner of the partnership. During the second quarter of 1997 and the first half of 1997, Kelley Oil contributed to the Partnership $1,415,000 and $5,819,000, respectively. These payments represent the final balance due to the Partnership from Kelley Oil for the subscriptions sold.

NOTE 3 - DISTRIBUTION OF UNCOMMITTED CAPITAL

        The Partnership Agreement provides for pro rata contributions from the Unitholders and general partners of $62,593,242 (96.04%) and $2,580,897 (3.96%), respectively, for a total of $65,174,139 ("Contemplated Capital"), subject to the return of Contemplated Capital remaining uncommitted after two years. During 1996, Kelley initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating costs. These efforts generated cost savings that have effectively reduced the February 1996 estimate of Committed Expenditures. As a result, on July 3, 1997, the Partnership distributed uncommitted funds of $1,086,000 or $0.05 per Unit to the partners as a return of Contemplated Capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued a total of 20,864,414 units of limited and general partner interests ("Units") at $3 per Unit for total subscription commitments of $62,593,242. The Units represent 96.04% of the total interests in the Partnership and consist of 1,194,782 Units of limited partner interests ("LP Units") and 19,669,632 Units of general partner interests ("GP Units") at June 30, 1997. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for subscription commitments of $2,580,897, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelley Oil & Gas Corporation ("KOGC"), owns 91.85% of the Units, together with its 3.94% managing general partnership interest.

        Kelley Oil did not have adequate current liquidity or capital resources to fund its entire subscription commitment by the end of the deferred payment period in November 1994. Kelley Oil has made subsequent contributions, together with interest at a market rate, as funds were needed for the Partnership's drilling activities. As of June 30, 1997, Kelley Oil has fully funded its subscription commitment. See "Liquidity and Capital Resources" below.

RECENT DEVELOPMENTS

        DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 89 gross (27.3 net) wells, of which 85 gross (24.7 net) wells were found productive and 4 gross (2.6 net) wells were dry. Recompletion and workover operations have been conducted on several of the wells. See "Liquidity and Capital Resources" below.

        HEDGING ACTIVITIES. KOGC has periodically used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for KOGC to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. KOGC's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Through natural gas swap agreements, approximately 64% and 65% of the Partnership's natural gas production for the second quarter of 1997 and the first six months of 1997, respectively, were affected by hedging transactions at an average NYMEX quoted price of $2.31 per MMBtu and $2.44 per MMBtu, respectively, before transaction and transportation costs. As of June 30, 1997, approximately 43% of the Partnership's anticipated natural gas production for the remainder of 1997 had been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.19 per MMBtu before transaction and transportation costs. Gains and losses realized from hedging activities are included in oil and gas revenues and average sales prices. Hedging activities increased Partnership revenues by $250,000 in the second quarter of 1997 and reduced Partnership revenues by $486,000 in the first half of 1997, as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED JUNE 30, 1997 AND 1996. Oil and gas revenues of $3,821,000 for the second quarter of 1997 decreased 10% compared to $4,261,000 in the corresponding quarter of 1996 as a result of lower prices and production volumes. During the current quarter, production of natural gas decreased 2% from 1,828,000 Mcf in the second quarter of 1996 to 1,796,000 Mcf in the same period of 1997, while the average price of natural gas decreased 6% from $2.18 per Mcf in the second quarter of 1996 to $2.04 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 8,264 barrels, with an average sales price of $19.28 per barrel compared to 12,404 barrels at $22.18 per barrel in the same quarter last year, representing a volume decrease of 33% and a price decrease of 13%.

        Interest income decreased 93% from $300,000 in the second quarter of 1996 to $20,000 in the current quarter. This was due to lower interest income from Kelley Oil as a result of a reduction in its unfunded subscription commitment to the Partnership.

        Lease operating expenses and severance taxes were $831,000 in the current quarter versus $521,000 in the second quarter of 1996, an increase of 60%, primarily due to workover expenses incurred in the current quarter on the Exxon Fee #1 well. On a unit of production basis, these expenses increased to $0.45 per Mcfe in the second quarter of 1997 from $0.27 per Mcfe in the same quarter of 1996.

        The Partnership expensed exploration costs in the second quarter of 1997 of $123,000, a 26% decrease from the 1996 level of $167,000, primarily reflecting the decrease in exploratory activities during the current period.

        General and administrative expenses of $234,000 in the current quarter increased 10% from $213,000 in the second quarter of 1996, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, these expenses increased from $0.11 per Mcfe in the second quarter of 1996 to $0.13 per Mcfe in the current quarter.

        Depreciation, depletion and amortization ("DD&A") decreased 44% from $2,330,000 in the second quarter of 1996 to $1,308,000 in the current quarter, primarily as a result of lower depletion rates and decreased production.
On a unit of production basis, DD&A decreased to $0.71 per Mcfe in the second quarter of 1997 from $1.22 per Mcfe in the same quarter last year.

        The Partnership recognized net income of $1,345,000 or $0.06 per Unit for the second quarter of 1997. For the second quarter of 1996, the Partnership recognized net income of $1,330,000 or $0.06 per Unit. The reasons for the variance between the second quarter of 1997 and the second quarter of 1996 are described in the foregoing discussion.

        SIX MONTHS ENDED JUNE 30, 1997 AND 1996. Oil and gas revenues of $8,928,000 for the first six months of 1997 increased 8% compared to $8,299,000 in the corresponding period of 1996 as a result of higher gas production volumes, partially offset by lower oil production volumes and gas prices. During the current period, production of natural gas increased 11% from 3,442,000 Mcf in the first half of 1996 to 3,829,000 Mcf in the current quarter, while the average price of natural gas decreased 1% to $2.25 per Mcf in the current period from $2.27 per Mcf in the first six months of 1996. Production of crude oil in the current period totaled 15,958 barrels, with an average sales price of $20.05 per barrel compared to 24,914 barrels at $21.19 per barrel in the same quarter last year, representing a volume decrease of 36% and a price decrease of 5%.

        Interest income decreased 83% from $781,000 in the first half of 1996 to $135,000 in the same period of 1997. This was due to lower interest income from Kelley Oil as a result of a reduction in its unfunded subscription commitment to the Partnership.

        Lease operating expenses and severance taxes were $1,571,000 in the first half of 1997 versus $1,004,000 in the first half of 1996, an increase of 56%, primarily due to workover expenses incurred in the first half of 1997 on the Exxon Fee #1 well. On a unit of production basis, these expenses increased to $0.40 per Mcfe in the current period from $0.28 per Mcfe in the same period of 1996.

        The Partnership expensed exploration costs in the first six months of 1997 of $246,000, a 24% decrease from the 1996 level of $322,000, primarily reflecting the decrease in exploratory activities during the current period.

        General and administrative expenses of $468,000 in the current period increased 7% from $439,000 in the first half of 1996, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, these expenses remained constant at $0.12 per Mcfe in the current period compared to the first six months of 1996.

        DD&A decreased 34% from $3,732,000 in the first half of 1996 to $2,453,000 in the current period, primarily as a result of lower depletion rates, offset partially by increased production. On a unit of production basis, DD&A decreased to $0.62 per Mcfe in the first half of 1997 from $1.04 per Mcfe in the same period last year.

        The Partnership recognized net income of $4,325,000 or $0.20 per Unit for the first six months of 1997. For the first half of 1996, the Partnership recognized net income of $3,583,000 or $0.17 per Unit. The reasons for the variance between the first half of 1997 and the first half of 1996 are described in the foregoing discussion.

        The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

        LIQUIDITY. Net cash provided by the Partnership's operating activities during the first six months of 1997, as reflected on its statement of cash flows, totaled $4,203,000. During the period, funds used in investing and financing activities were comprised primarily of capital expenditures of $923,000 for development of the Partnership's oil and gas properties. For the first six months of 1997, capital contributions totaled $5,819,000 while distributions totaled $9,124,000. As a result of these activities, the Partnership's cash and cash equivalents were reduced to zero at June 30, 1997 from $25,000 at December 31, 1996.

        CAPITAL RESOURCES. The Partnership Agreement provides for pro rata contributions from the Unitholders and general partners of $62,593,242 (96.04%) and $2,580,897 (3.96%), respectively, for a total of $65,174,139 ("Contemplated Capital"), subject to the return of Contemplated Capital remaining uncommitted after two years. During 1996, Kelley initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating costs. These efforts generated cost savings that have effectively reduced the February 1996 estimate of Committed Expenditures. As a result, on July 3, 1997, the Partnership distributed uncommitted funds of $1,086,000 or $0.05 per Unit to the partners as a return of Contemplated Capital.

        During the second quarter of 1997, Kelley Oil contributed the final portion of its commitment to the Partnership with a capital contribution of $1,415,000. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditures and working capital needs.

        DISTRIBUTION POLICY. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. In March and June 1997, the Partnership made quarterly distributions of $0.22 and $0.20 per Unit, respectively, (aggregating $8,763,000), together with $189,000 and $172,000, respectively, to the General Partners for their general partner interests. The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        Initial test results for wells completed in the second quarter of 1997 are summarized in the following table.

                                 INITIAL TEST RESULTS(1) FROM
                                SECOND QUARTER 1997 COMPLETIONS

                                                                           THOUSAND
WELL NAME                                                   /64"  FLOWING    CUBIC   BARRELS
  FIELD NAME         COMPLETION RESERVOIR                  CHOKE   TUBING     FEET      OIL   WORKING
    PARISH, STATE       DATE    COMPLETED  PERFORATIONS     SIZE  PRESSURE  PER DAY  PER DAY  INTEREST
-----------------      ------   --------- --------------   ------  -------  -------  -------  --------
Blackwell #1           4/9/97    Hosston   7112 - 8750'      64       200    1,047       3    .1717044
  Sibley                         A & B
    Webster, LA

Bennett A #1-Alt.      5/31/97   Hosston   7897 - 8474'      19     2,250    3,450      12    .2179174
  Ada
    Webster, LA

----------
(1) Reflects initial test results reported under state reporting requirements and may not be indicative of actual producing rates to sales.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

               EXHIBIT
               NUMBER:       EXHIBIT

                 27 Financial Data Schedule (included only in the electronic filing of this document)

        (b)    Reports on form 8-K:

               No reports on Form 8-K were filed by the Registrant during the second quarter of 1997.

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

                                       KELLEY PARTNERS 1994
                                       DEVELOPMENT DRILLING PROGRAM

                                       By: KELLEY OIL CORPORATION
                                           Managing General Partner


Date: August 13, 1997                  By:   /S/ DAVID C. BAGGETT
                                                 David C. Baggett
                                             Senior Vice President and
                                              Chief Financial Officer
                                             (Duly Authorized Officer)
                                           (Principal Financial Officer)