Form 10-Q
period 1997-09-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1997-11-13
CIK 915915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE QUARTER ENDED SEPTEMBER 30, 1997   COMMISSION FILE NO. 0-23784



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

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                  PAGE

    Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996..................   2

    Statements of Income for the three months and nine months ended
      September 30, 1997 and 1996 (unaudited) .................................................   3

    Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited).   4

    Notes to Financial Statements (unaudited) .................................................   5

    Management's Discussion and Analysis of Financial Condition and Results of Operations......   6


PART II.  OTHER INFORMATION ...................................................................   9

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                1997          1996
                                                            -------------  ------------
                                                              (UNAUDITED)
ASSETS:
  Cash and cash equivalents ................................   $   --        $     25
  Accounts receivable - trade ..............................         75           217
  Accounts receivable - affiliates .........................      5,710         6,202
                                                               --------      --------
  Total current assets .....................................      5,785         6,444
                                                               --------      --------

  Oil and gas properties, successful efforts method:
   Properties subject to amortization ......................     44,830        43,870
   Less:  Accumulated depreciation, depletion & amortization    (28,237)      (24,835)
                                                               --------      --------
  Total oil and gas properties .............................     16,593        19,035
                                                               --------      --------
   Total assets ............................................   $ 22,378      $ 25,479
                                                               ========      ========

LIABILITIES:
  Accounts payable and accrued expenses ....................   $    564      $  2,797
                                                               --------      --------
  Total current liabilities ................................        564         2,797
                                                               --------      --------
   Total liabilities .......................................        564         2,797
                                                               --------      --------

PARTNERS' EQUITY:
  LP Unitholders' equity ...................................      1,200         1,527
  GP Unitholders' equity ...................................     19,751        20,025
  Managing and special general partners' equity ............        863         1,130
                                                               --------      --------
  Total partners' equity ...................................     21,814        22,682
                                                               --------      --------
   Total liabilities and partners' equity ..................   $ 22,378      $ 25,479
                                                               ========      ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                          ------------------   -----------------
                                           1997      1996       1997     1996
REVENUES:
  Oil and gas sales.......................$3,340    $4,963    $12,268  $13,262
  Interest income.........................    --       227        135    1,008
                                          ------    ------     ------   ------
  Total revenues.......................... 3,340     5,190     12,403   14,270
                                          ------    ------     ------   ------

COSTS AND EXPENSES:
  Lease operating expenses................  (138)      277      1,104      981
  Severance taxes.........................   149       195        478      495
  Exploration expenses....................   123       152        369      474
  General and administrative expenses.....   234       210        702      649
  Depreciation, depletion and amortization   949     1,168      3,402    4,900
                                          ------    ------     ------   ------
  Total expenses.......................... 1,317     2,002      6,055    7,499
                                          ------    ------     ------   ------
Net income................................$2,023    $3,188     $6,348   $6,771
                                          ======    ======     ======   ======

Net income allocable to LP unitholders
  and GP unitholders......................$1,943    $3,062     $6,097   $6,503
                                          ======    ======     ======   ======

Net income allocable to managing and
  special general partners................$   80    $  126     $  251   $  268
                                          ======    ======     ======   ======

Net income per LP and GP unit.............$  .09    $  .15     $  .29   $  .31
                                          ======    ======     ======   ======

Average LP and GP units outstanding.......20,864    20,864     20,864   20,864
                                          ======    ======     ======   ======

See Notes to Financial Statements.

               KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             -----------------
                                                              1997        1996
OPERATING ACTIVITIES:                                        ------      ------
  Net income..............................................  $6,348      $6,771
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, depletion and amortization...............   3,402       4,900
   Exploration expenses...................................     369         474
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable.............     634      (3,800)
   Decrease in other assets...............................      --           7
   Decrease in accounts payable and accrued expenses......  (2,233)     (1,135)
                                                             ------      ------
  Net cash provided by operating activities...............   8,520       7,217
                                                            ------      ------

INVESTING ACTIVITIES:
  Capital expenditures.................................... ( 1,329)    (11,259)
  Sale of other non-current assets........................      --          82
                                                            ------      ------
  Net cash used in investing activities...................  (1,329)    (11,177)
                                                            ------     -------

FINANCING ACTIVITIES:
  Capital contributed by partners.........................   5,819      18,716
  Distribution of uncommitted capital.....................  (1,086)     (4,345)
  Distributions........................................... (11,949)    (10,427)
                                                           -------     -------
  Net cash provided by (used in) financing activities.....  (7,216)      3,944
                                                            ------      ------
Decrease in cash and cash equivalents.....................     (25)        (16)
Cash and cash equivalents, beginning of period............      25          57
                                                            ------      ------
Cash and cash equivalents, end of period..................  $   --      $   41
                                                            ======      ======

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      GENERAL. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

      Certain 1996 financial statement items have been reclassified to conform to the 1997 presentation.

NOTE 2 - CAPITAL CONTRIBUTIONS

      As of December 31, 1996, there was $5,819,000 of unpaid subscriptions for the Partnership units that were sold during 1994 to Kelley Oil Corporation ("Kelley Oil"), the managing general partner of the partnership. During the first six months of 1997, Kelley Oil contributed to the Partnership $5,819,000. These contributions represent the final balance due to the Partnership from Kelley Oil for the subscriptions sold.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued a total of 20,864,414 units of limited and general partner interests ("Units") at $3 per Unit for total subscription commitments of $62,593,242. The Units represent 96.04% of the total interests in the Partnership and consist of 1,194,782 Units of limited partner interests ("LP Units") and 19,669,632 Units of general partner interests ("GP Units") at September 30, 1997. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for subscription commitments of $2,580,897, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelley Oil & Gas Corporation ("KOGC"), owns 91.85% of the Units, together with its 3.94% managing general partnership interest.

      Kelley Oil did not have adequate current liquidity or capital resources to fund its entire subscription commitment by the end of the deferred payment period in November 1994. Kelley Oil has made subsequent contributions, together with interest at a market rate, as funds were needed for the Partnership's drilling activities. As of September 30, 1997, Kelley Oil has fully funded its subscription commitment. See "Liquidity and Capital Resources" below.

RECENT DEVELOPMENTS

      DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 90 gross (27.53 net) wells, of which 86 gross (24.86 net) wells were found productive and 4 gross (2.67 net) wells were dry. Recompletion and workover operations have been conducted on several of the wells. See "Liquidity and Capital Resources" below.

      HEDGING ACTIVITIES. KOGC has periodically used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for KOGC to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. KOGC's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Through natural gas swap agreements, approximately 81% and 71% of the Partnership's natural gas production for the third quarter of 1997 and the first nine months of 1997, respectively, were affected by hedging transactions at an average NYMEX quoted price of $2.18 per MMBtu and $2.34 per MMBtu, respectively, before transaction and transportation costs. As of September 30, 1997, approximately 47% of the Partnership's anticipated natural gas production for the remainder of 1997 had been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Gains and losses realized from hedging activities are included in oil and gas revenues and average sales prices. Hedging activities reduced Partnership revenues by $133,000 in the third quarter of 1997 and $620,000 in the first nine months of 1997, as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. Oil and gas revenues of $3,340,000 for the third quarter of 1997 decreased 33% compared to $4,963,000 in the corresponding quarter of 1996 as a result of lower production volumes. Production of natural gas decreased 30% from 2,110,000 Mcf in the third quarter of 1996 to 1,467,000 Mcf in the same period of 1997. Production of crude oil decreased 48% from 13,285 barrels in the third quarter of 1996 to 6,886 barrels in the current quarter. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

      Interest income decreased 100% from $227,000 in the third quarter of 1996 to $0 in the current quarter. This was due to Kelley Oil funding its subscription commitment in its entirety during the second quarter of 1997.

      Lease operating expenses and severance taxes were $11,000 in the current quarter versus $472,000 in the third quarter of 1996. This decrease was due to an adjustment of the accrual for lease operating expenses of $347,000 that reduced third quarter 1997 expense. On a unit of production basis (excluding the accrual adjustment), these expenses increased to $0.24 per Mcfe in the third quarter of 1997 from $0.22 per Mcfe in the same quarter of 1996.

      The Partnership expensed exploration costs in the third quarter of 1997 of $123,000, a 19% decrease from the 1996 level of $152,000, primarily reflecting the decrease in exploratory activities during the current period.

      General and administrative expenses of $234,000 in the current quarter increased 11% from $210,000 in the third quarter of 1996, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, these expenses increased from $0.10 per Mcfe in the third quarter of 1996 to $0.16 per Mcfe in the current quarter.

      Depreciation, depletion and amortization ("DD&A") expense decreased 19% from $1,168,000 in the third quarter of 1996 to $949,000 in the current quarter, primarily as a result of lower depletion rates and decreased production, partially offset by an adjustment of year-to-date DD&A expense recorded in the third quarter of 1996 that lowered that period's expense.

      The Partnership recognized net income of $2,023,000 or $0.09 per Unit for the third quarter of 1997. For the third quarter of 1996, the Partnership recognized net income of $3,188,000 or $0.15 per Unit. The reasons for the variance between the third quarter of 1997 and the third quarter of 1996 are described in the foregoing discussion.

      NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. Oil and gas revenues of $12,268,000 for the first nine months of 1997 decreased 7% compared to $13,262,000 in the corresponding period of 1996 as a result of lower gas and oil production volumes. Production of natural gas decreased 5% from 5,552,000 Mcf in the first nine months of 1996 to 5,297,000 Mcf in the current period. Production of crude oil in the current period totaled 22,844 barrels compared to 38,199 barrels in the same period last year, representing a volume decrease of 40%. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

      Interest income decreased 87% from $1,008,000 in the first nine months of 1996 to $135,000 in the same period of 1997. This was due to lower interest income from Kelley Oil as a result of the repayment of its unfunded subscription commitment to the Partnership in the first six months of 1997.

      Lease operating expenses and severance taxes were $1,582,000 in the first nine months of 1997 versus $1,476,000 in the first nine months of 1996, an increase of 7%. The increase was primarily due to workover expenses incurred in 1997 on the Exxon Fee #1 well, offset partially by an adjustment of the accrued lease operating expense liability that lowered 1997 expense. On a unit of production basis, these expenses increased to $0.29 per Mcfe in the current period from $0.26 per Mcfe in the same period of 1996.

      The Partnership expensed exploration costs in the first nine months of 1997 of $369,000, a 22% decrease from the 1996 level of $474,000, primarily reflecting the decrease in exploratory activities during the current period.

      General and administrative expenses of $702,000 in the current period increased 8% from $649,000 in the first nine months of 1996, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, these expenses were $0.13 per Mcfe for the first nine months of 1997, compared to $0.11 per Mcfe in the same period of 1996.

      DD&A expense decreased 31% from $4,900,000 in the first nine months of 1996 to $3,402,000 in the current period as a result of lower depletion rates and production. On a unit of production basis, DD&A expense decreased to $0.63 per Mcfe in the first nine months of 1997 from $0.85 per Mcfe in the same period last year.

      The Partnership recognized net income of $6,348,000 or $0.29 per Unit for the first nine months of 1997. For the first nine months of 1996, the Partnership recognized net income of $6,771,000 or $0.31 per Unit. The reasons for the variance between the first nine months of 1997 and the first nine months of 1996 are described in the foregoing discussion.

      The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY. Net cash provided by the Partnership's operating activities during the first nine months of 1997, as reflected on its statement of cash flows, totaled $8,520,000. During the period, funds used in investing and financing activities were comprised primarily of capital expenditures of $1,329,000 for development of the Partnership's oil and gas properties. For the first nine months of 1997, capital contributions totaled $5,819,000 while distributions totaled $11,949,000. The Partnership also returned to the partners uncommitted capital of $1,086,000. As a result of these activities, the Partnership's cash and cash equivalents were reduced to zero at September 30, 1997 from $25,000 at December 31, 1996.

      CAPITAL RESOURCES. The Partnership Agreement provides for pro rata contributions from the Unitholders and general partners of $62,593,242 (96.04%) and $2,580,897 (3.96%), respectively, for a total of $65,174,139 ("Contemplated Capital"), subject to the return of Contemplated Capital remaining uncommitted after two years. During 1996, KOGC initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating costs. These efforts generated cost savings that have effectively reduced the February 1996 estimate of Committed Expenditures. As a result, on July 3, 1997, the Partnership distributed uncommitted funds of $1,086,000 or $0.05 per Unit to the partners as a return of Contemplated Capital.

      During the first six months of 1997, Kelley Oil contributed the final portion of its commitment to the Partnership with capital contributions of $5,819,000. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditures and working capital needs.

      DISTRIBUTION POLICY. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. In March, June and August 1997, the Partnership made quarterly distributions of $0.22, $0.20 and $0.13 per Unit, respectively, (aggregating $11,949,000). The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

      INFLATION AND CHANGING PRICES. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

FORWARD-LOOKING STATEMENTS

      STATEMENTS MADE HEREIN THAT ARE FORWARD-LOOKING IN NATURE ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE PARTNERSHIP. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE PARTNERSHIP, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, AND CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES.

      WORDS SUCH AS "ANTICIPATED," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE IN MANAGEMENT'S STATEMENTS (ORALLY OR IN WRITING) INCLUDING PRESS RELEASES, AND IN FILINGS OF THE SEC, INCLUDING THIS REPORT.


                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      Initial test results for wells completed in the third quarter of 1997 are summarized in the following table.

                         INITIAL TEST RESULTS(1) FROM
                        THIRD QUARTER 1997 COMPLETIONS

                                                                             THOUSAND
WELL NAME                                                 /64"    FLOWING      CUBIC   BARRELS
  FIELD NAME       COMPLETION   RESERVOIR                CHOKE     TUBING      FEET      OIL     WORKING
   PARISH, STATE      DATE      COMPLETED  PERFORATIONS   SIZE    PRESSURE   PER DAY   PER DAY   INTEREST
----------------   ----------   ---------  ------------  ------   --------   --------  --------  --------
Burson-Mears A#1 Alt. 7/18/97  Hosston B    8375-8842'     27        820       2,400      3      .1623724
  Sibley
   Webster, LA

   (1) Reflects initial test results reported under state reporting requirements and may not be indicative of actual producing rates to sales.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits:

         EXHIBIT
         NUMBER:  EXHIBIT
         -------  -------
            27 Financial Data Schedule (included only in the electronic filing of this document).

      (b)Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the third quarter of 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             KELLEY PARTNERS 1994
                                             DEVELOPMENT DRILLING PROGRAM

                                             By:KELLEY OIL CORPORATION
                                                Managing General Partner


Date: November 12, 1997                      By:     /s/ DAVID C. BAGGETT
                                                         David C. Baggett
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                 (Principal Financial Officer)