Form 10-K
period 1997-12-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1998-03-31
CIK 915915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 0-23784


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K.
 [  ]

As of March 25, 1998, Kelley Partners 1994 Development Drilling Program had 20,864,414 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

         GENERAL. Kelley Partners 1994 Development Drilling Program, a Texas limited partnership (the "Partnership") formed in 1994 to develop oil and gas properties located onshore in Louisiana. The Partnership issued a total of 20,864,414 units of limited and general partner interests ("Units"), representing 96.04% of the total interests in the Partnership, for $62,593,242. Of this amount, the Partnership distributed $4.3 million and $1.1 million of uncommitted capital during 1996 and 1997, respectively. See "Development and Production" below. The Units consist of 1,194,782 Units of limited partner interests ("LP Units") and 19,669,632 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner interests, representing the remaining 3.96% of the total interests in the Partnership, for $2,580,897. In the aggregate, Kelley Oil Corporation, a Delaware corporation, the managing general partner of the Partnership (the "Managing General Partner" or "Kelley Oil"), owns 92.2% of the total interests of the Partnership. Kelley Oil is a subsidiary of Kelley Oil & Gas Corporation ("KOGC" and collectively with its subsidiaries, "Kelley").

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

         OPERATIONS. Development activities of the Partnership are conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating Company, Ltd. ("Kelley Operating"), a subsidiary partnership of Kelley Oil. The Partnership has contributed to the Joint Venture substantially all of the partners' contributed capital in order to finance the costs of drilling, completing, equipping and, when necessary, abandoning the wells drilled by the Joint Venture, proportionate with the Joint Venture's working interest in each well. Kelley Operating has contributed to the Joint Venture specific drilling rights for wells on its properties selected by the Managing General Partner. In return for the contributed drilling rights, Kelley Operating has a 20% reversionary interest after Payout (as defined in the Joint Venture Agreement) in the costs and revenues of the Joint Venture.

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

         DEVELOPMENT AND PRODUCTION. As of January 1, 1998, the Partnership had participated in drilling 91 gross (29.0 net) wells, of which 87 gross (26.33 net) wells have been found to be productive and 4 gross (2.67 net) wells were dry. During 1997, recompletion and work-over operations were conducted on several wells. From its inception through December 31, 1997, the Partnership produced 18.9 Bcf of natural gas and 143,813 barrels of oil and natural gas liquids, generating total oil and gas revenues of $43.4 million, of which $36.3 million or $1.67 per Unit has been distributed to the partners.

         The Partnership Agreement restricts activities of the Partnership to the financing of development wells drilled by the Joint Venture and requires any contributions of the partners not used or committed to be used for drilling activities within two years after the commencement of operations (the "Commitment Period"), except for necessary operating capital, to be distributed to the partners on a pro rata basis as a return of capital. Accordingly, the Partnership distributed $4.3 million of uncommitted capital or $0.20 per Unit during 1996. In 1996, Kelley initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating expenses. As a result, during 1997 Kelley revised its estimate of the necessary partnership capital and distributed additional uncommitted funds of $1.1 million or $0.05 per Unit to the partners as a return of capital.

MANAGEMENT, OPERATIONS AND PROPERTIES

         Kelley Oil's principal executive offices are located at 601 Jefferson Street, Suite 1100, Houston, Texas 77002, and its main telephone number is (713) 652-5200. As Managing General Partner, Kelley Oil makes all decisions regarding the business and operations of the Partnership. The Partnership has no employees and utilizes the officers and staff of Kelley Oil to perform all management and administrative functions. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. Kelley Oil is also the managing general partner of Kelley Operating. See "Employees" below and "Directors and Executive Officers of Kelley Oil Corporation."

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

ESTIMATED PROVED RESERVES

         GENERAL. Reserve estimates contained herein were prepared by H. J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers, as of January 1, 1996, 1997 and 1998.

         QUANTITIES. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of January 1, 1996, 1997 and 1998. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                                        AS OF JANUARY 1,
                                                --------------------------------
                                                 1996         1997         1998
                                                ------       ------       ------
Crude oil and liquids (Mbbl):
   Proved developed .....................          107          118           81
   Proved undeveloped ...................           60            5            2
                                                ------       ------       ------
     Total proved .......................          167          123           83
                                                ======       ======       ======
Natural gas (Mmcf):
   Proved developed .....................       16,988       31,296       24,175
   Proved undeveloped ...................       41,652        4,051        1,467
                                                ------       ------       ------
     Total proved .......................       58,640       35,347       25,642
                                                ======       ======       ======

         Detailed information concerning the Partnership's estimated proved reserves and discounted net future cash flows is contained in the Supplementary Financial Information included in Note 5 to the Partnership's Financial Statements. The Partnership has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in its last annual report filed with the Securities and Exchange Commission ("SEC").

         UNCERTAINTIES IN ESTIMATING RESERVES. There are numerous uncertainties in estimating quantities of proved reserves believed to have been discovered and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Partnership. The reserve data set forth in this document are only estimates. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated. It is possible that variances from the estimates will be material.

DESCRIPTION OF SIGNIFICANT PROPERTIES

         GENERAL. The properties of the Partnership consist primarily of interests in producing wells located in the Hosston, Smackover and Miocene trends in Louisiana. All of the Partnership's oil and gas reserves are located within the continental United States.

         SIGNIFICANT FIELDS. The following table sets forth certain information as of January 1, 1998 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                           PROVED RESERVES AT JANUARY 1, 1998                       1997 PRODUCTION
                                  ---------------------------------------------   ---------------------------------------------
                                                             GAS                                            GAS
                                     OIL          GAS     EQUIVALENT                 OIL         GAS     EQUIVALENT
PROPERTY                           (MBBLS)      (MMCF)     (MMCFE)       %         (MBBLS)      (MMCF)     (MMCFE)        %
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
NORTH LOUISIANA:
   Sibley field ...............           9       8,082       8,136        31.1           3       2,138       2,156        31.2
   Sailes field ...............          24       8,002       8,146        31.2          11       2,159       2,225        32.2
   West Bryceland field .......          23       5,514       5,652        21.6           3       1,376       1,394        20.2
   Ada field ..................           7       3,414       3,456        13.2        --           531         531         7.7
SOUTH LOUISIANA:
   Fire Island field ..........          11         556         622         2.4           6         309         345         5.0
   Orange Grove/Humphreys field           9          59         113         0.4           6          52          88         1.3
OTHER:
   As a group .................        --            15          15         0.1           1         162         168         2.4
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Total ....................          83      25,642      26,140       100.0          30       6,727       6,907       100.0
                                  =========   =========   =========   =========   =========   =========   =========   =========

         ADDITIONAL INFORMATION REGARDING THESE FIELDS IS SET FORTH BELOW. UNLESS OTHERWISE NOTED, WELL INFORMATION IS PROVIDED AS OF DECEMBER 31, 1997, AND RESERVE INFORMATION IS PROVIDED AS OF JANUARY 1, 1998:

                                 NORTH LOUISIANA

         SIBLEY FIELD. The Sibley field is located in Webster Parish, Louisiana. The Partnership has interests in 24 gross (4.5 net) wells producing from the Hosston A, B and C formations at depths ranging from 4,600 to 8,900 feet. Kelley Oil operates 16 of the wells. The Sibley field reserves are 100% proved developed.

         SAILES FIELD. The Sailes field is located in Bienville Parish, Louisiana. The Partnership has interests in 29 gross (10.2 net) wells producing from the Glen Rose, Hosston A, B and C formations at depths ranging from 7,200 to 9,900 feet. Kelley Oil operates 27 of the wells. The Sailes field reserves are 96.4% proved developed.

         WEST BRYCELAND FIELD. The West Bryceland field is located in Bienville Parish, Louisiana. The Partnership has interests in 21 gross (5.1 net) wells producing from the Hosston A, B and C formations at depths ranging from 7,100 to 10,000 feet. Kelley Oil operates 18 of the wells. The West Bryceland field reserves are 85% proved developed.

         ADA FIELD. The Ada field is located in Bienville and Webster Parishes, Louisiana. The Partnership has an interest in 4 gross (1.0 net) wells producing from the Hosston A and B formations at depths ranging from 7,500 to 8,600 feet. Kelley operates 1 of the wells. The Ada field reserves are 89.5% proved developed.

                                 SOUTH LOUISIANA

         FIRE ISLAND FIELD. The Fire Island field is located in Vermillion Parish, Louisiana. The Partnership has an interest in 1 gross (0.7 net) well producing from the MA-36 formation at a depth of 14,167 feet. Kelley Oil operates the well. The Fire Island field reserves are 100% proved developed.

         ORANGE GROVE/HUMPHREYS FIELD. The Orange Grove/Humphreys field is located in Terrebonne Parish, Louisiana. The Partnership has interests in 3 gross (1.0 net) wells producing from the Big Hum, Realty, Bourg and KK formations at depths ranging from 10,700 to 12,800 feet. Kelley Oil operates all of the wells. The Orange Grove/Humphreys field reserves are 100% proved developed.

PRODUCTION, PRICE AND COST DATA

         The following tables set forth the oil and gas production, average sales price (including transfers) and average production costs (lifting cost plus ad valorem and severance taxes) per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1995, 1996 and 1997. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Information.

                             OIL AND GAS PRODUCTION
                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1995     1996     1997
                                                       ------   ------   ------

Crude oil, condensate and natural gas liquids (Bbls)   49,816   49,168   30,025
Natural gas (Mmcf) .................................    4,000    7,872    6,727

                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1995         1996         1997
                                                           ----------   ----------   ----------
Average sales price:
   Crude oil, condensate and natural gas liquids per Bbl   $    16.58   $    21.59   $    19.64
   Natural gas per Mcf .................................         1.71         2.27         2.27
Oil and gas revenues per Mcfe ..........................         1.80         2.32         2.29
Average production costs per Mcfe ......................          .26          .29          .29

OIL AND GAS WELLS

         As of December 31, 1997, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                        GROSS(1)          NET
                                                       ----------     ----------
Oil wells ........................................              2            .38
Gas wells ........................................             82          22.45
                                                       ----------     ----------
   Total .........................................             84          22.83
                                                       ==========     ==========

(1) One or more completions in the same hole are counted as one well; one of the wells has multiple completions.

         WELLS DRILLED. All of the wells drilled by the Partnership are development wells based on definitions in the Partnership Agreement of the Partnership. The following table sets forth the number of gross and net productive and dry development wells and exploratory wells drilled by the Partnership from inception through December 31, 1997, based on a narrower definition for development wells under guidelines established by the Securities and Exchange Commission.

               GROSS                  GROSS                   NET                     NET
         DEVELOPMENT WELLS     EXPLORATORY WELLS       DEVELOPMENT WELLS       EXPLORATORY WELLS
       --------------------   --------------------   --------------------   --------------------
        PRODUCTIVE     DRY     PRODUCTIVE     DRY     PRODUCTIVE     DRY     PRODUCTIVE     DRY
       ------------   -----   ------------   -----   ------------   -----   ------------   -----
1995...          27       1           --         1           8.89     .67           --       .67
1996...          38    --             --      --            10.11    --             --      --
1997...           5    --             --      --             1.07    --             --      --

         Initial test results for wells completed during the fourth quarter of 1997 are summarized below.

                             INITIAL TEST RESULTS(1)
                                      FROM
                         FOURTH QUARTER 1997 COMPLETIONS

                                                                                           THOUSAND
WELL NAME                                                           /64"     FLOWING        CUBIC      BARRELS
   FIELD NAME          COMPLETION    RESERVOIR                     CHOKE      TUBING         FEET        OIL     WORKING
     PARISH, STATE         DATE      COMPLETED     PERFORATIONS     SIZE    PRESSURE       PER DAY     PER DAY   INTEREST
--------------------   -----------   ----------   --------------   -------   ----------   ----------   -------   --------
Oxy 2 ..............     11/8/97      Hosston       8257-9351'          16        2,020        3,184        20   .2117032
   West Bryceland
     Bienville, LA

     (1)Reflects initial test results reported under state reporting requirements and may not be indicative of actual producing rates to sales.


         WELLS IN PROGRESS. At December 31, 1997, one gross (0.31 net) well was in progress of drilling.

MARKETING OF NATURAL GAS AND CRUDE OIL

         The Partnership does not refine or process any of the oil and natural gas it produces. The natural gas production of the Partnership is sold to various purchasers typically in the areas where the natural gas is produced. The Partnership currently is able to sell, under contracts providing for periodic price adjustments or in the spot market, all of its natural gas at current market prices. Its revenue streams are therefore sensitive to changes in current market prices. The Partnership's sales of crude oil, condensate and natural gas liquids generally are related to posted field prices.

         In addition to marketing natural gas and crude oil produced on Partnership properties, a subsidiary of Kelley Oil aggregates volumes to increase market power, provides gas transportation arrangements, provides nomination and gas control services, supervises gas gathering operations and performs revenue receipt and disbursement services as well as regulatory filing, recordkeeping, inspection, testing, monitoring functions, coordinating the connection of wells to various pipeline systems, performing gas market surveys and overseeing gas balancing with its various gas gatherers and transporters.

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

HEDGING OF NATURAL GAS

         KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1997, the Company used price and basis swap agreements. Additional information concerning Partnership hedging activities during 1997 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

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

EMPLOYEES

         The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of December 31, 1997, Kelley Oil had 57 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationships with its employees is satisfactory.

REGULATION

         The Partnership's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Partnership's cost of doing business and, consequently, affects its profitability. However, the Partnership does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry. Because of the numerous and complex federal and state statutes and regulations that may affect the Partnership, directly or indirectly, the following discussion of certain statutes and regulations should not be relied upon as an exhaustive review of all matters affecting the Partnership's operations.

TRANSPORTATION AND PRODUCTION

         TRANSPORTATION AND SALE OF NATURAL GAS AND CRUDE OIL. Sales of natural gas, crude oil and condensate ("Products") can be made by the Partnership at market prices not subject at this time to price controls. The price that the Partnership receives from the sale of these Products is affected by the ability to transport and cost of transporting the Products to market. Under applicable laws, the Federal Energy Regulation Commission ("FERC") regulates both the construction of pipeline facilities and the transportation of Products in interstate commerce.

         REGULATION OF DRILLING AND PRODUCTION. Drilling and production operations of the Partnership are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites, and require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Partnership owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Partnership can produce from its wells and to limit the number of wells or the locations at which the it can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

ENVIRONMENTAL REGULATIONS

         GENERAL. The various federal environmental laws, including the National Environmental Policy Act; the Clean Air Act of 1990, as amended ("CAA"); Oil Pollution Act of 1990, as amended ("OPA"); Water Pollution Control Act, as amended ("FWPCA"); the Resource Conservation and Recovery Act as amended ("RCRA"); the Toxic Substances Control Act; and the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and the various state and local environmental laws, and the regulations adopted pursuant to such law, governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, continue to be taken seriously by the Partnership. In particular, the Partnership's drilling, development and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation, and violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases the Company's overall cost of business. The increased costs are not reasonably ascertainable. Such areas affected include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities and plug and abandon inactive well sites and pits.

         Environmental regulations historically have been subject to frequent change by regulatory authorities, and the Partnership is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, the Partnership does not believe that changes to these regulations will materially adversely affect the its competitive position because the Partnership's competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject the Partnership to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Partnership maintains insurance, which may provide protection to some extent against environmental liabilities, but the coverage of such insurance and the amount of protection afforded thereby cannot be predicted with respect to any particular possible environmental liability and may not be adequate to protect the Partnership from substantial expense.

         The OPA and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of an onshore facility, vessel, or pipeline, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas wastes into navigable waters. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency ("EPA") has promulgated regulations that require many oil and natural gas production operations to obtain permits to discharge storm water runoff.

         The CAA requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Company believes implementation of such amendments will not have a material adverse effect on its financial condition or results of operations. RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, the Partnership is not required to comply with a substantial portion of RCRA's requirements because the its operations generate minimal quantities of hazardous wastes.

         CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, the Partnership may be jointly and severally liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed. The Partnership currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although the Partnership has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Partnership on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under the Partnership's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Partnership could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

CAUTION AS TO FORWARD-LOOKING STATEMENTS

         STATEMENTS CONTAINED IN THIS REPORT AND OTHER MATERIALS FILED OR TO BE FILED BY THE PARTNERSHIP WITH THE SECURITIES AND EXCHANGE COMMISSION (AS WELL AS INFORMATION INCLUDED IN ORAL OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY THE COMPANY OR ITS REPRESENTATIVES) THAT ARE FORWARD-LOOKING IN NATURE ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE PARTNERSHIP. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES

PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE PARTNERSHIP, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, UNCERTAINTY OF RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, EXPLORATORY AND DEVELOPMENT ACTIVITIES, ACQUISITION RISKS AND ACTIVITIES, CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES AND THOSE RISKS DESCRIBED UNDER "RISK FACTORS" BELOW.

         WORDS SUCH AS "ANTICIPATED," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS DESCRIBED IN "RISK FACTORS".

RISK FACTORS

         The Partnership cautions that the following risk factors could affect its actual results in the future, in addition to "Uncertainties in Estimating Reserves" discussed elsewhere in this Report.

         DEPLETION OF RESERVES; NECESSITY OF SUCCESSFUL DEVELOPMENT. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The Partnership's future oil and natural gas reserves and production, and, therefore, cash flow and income, are highly dependent upon its success in efficiently developing and its current reserves.

         VOLATILITY OF OIL, NATURAL GAS AND NATURAL GAS LIQUIDS PRICES. The Partnership's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and are expected to continue to be volatile in the future. The prices received by the Partnership for its oil, natural gas and natural gas liquids production and the levels of such production are subject to government regulation, legislation and policies. The Partnership's future financial condition and results of operations will depend, in part, upon the prices received for its oil and natural gas production, as well as the costs of developing and producing reserves.

         OPERATING HAZARDS AND UNINSURED RISKS. Oil and gas drilling activities are subject to numerous risks, many of which are uninsurable, including the risk that no commercially viable oil or natural gas production will be obtained; many of such risks are beyond the Partnership's control. The decision to develop a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain, and overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Technical problems encountered in actual drilling, completion and workover activities can delay such activity and add substantial costs to a project. Further, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices and limitations in the market for products. At present, the level of drilling activity in the United States has resulted in increased demand for, and therefore increased costs associated with, drilling equipment and the services and products of other vendors to the industry. In particular, in connection with drilling activities in the marshy regions of south Louisiana, there has been an increased cost of drilling operations due to increased costs for barge rigs necessary to conduct activity in such region. Moreover, the number of drilling contractors offering barge drilling and workover services is limited.

         The availability of a ready market for the Partnership's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. Natural gas wells may be partially or totally shut in for lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity.

         The Partnership's oil and natural gas business also is subject to all of the operating risks associated with the drilling for and production of oil and natural gas, including, but not limited to, uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, pollution and other risks, any of which could result in substantial losses to the Partnership. Although the Partnership maintains insurance at levels that it believes are consistent with industry practices, it is not fully insured against all risks. Losses and liabilities arising from uninsured and underinsured events could have a material adverse effect on the financial condition and operations of the Partnership.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial condition of Kelley Oil or the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

         There is no market for the Units of the Partnership, and transfer of the Units is substantially restricted by the provisions of the Partnership Agreement. As of February 28, 1998, there were 658 holders of record of the Partnership's Units.

         The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.

                                                                   DISTRIBUTIONS
                  1995                                             -------------
                  First quarter..................................... $   .04
                  Second quarter....................................     .09
                  Third quarter.....................................     .10
                  Fourth quarter....................................     .10

                  1996
                  First quarter.....................................     .12
                  Second quarter....................................     .18
                  Third quarter.....................................     .18
                  Fourth quarter....................................     .21

                  1997
                  First quarter.....................................     .22
                  Second quarter....................................     .20
                  Third quarter.....................................     .13
                  Fourth quarter....................................     .10

                  1998
                  First quarter.....................................     .11

         The distribution for each quarter in which payments were made represents substantially all of the Partnership's net available cash from the preceding quarter's operations. Distribution levels are affected by numerous factors, including oil and gas prices, production levels and operating costs, together with any working capital or debt service requirements.

         In addition to its regular distributions of net available cash from quarterly operations, the Partnership distributed $4.3 million and $1.1 million of uncommitted capital (or a total of $0.25 per Unit) during 1996 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                               FEBRUARY
                                               28, 1994
                                               (DATE OF
                                              INCEPTION)
                                                THROUGH          YEAR ENDED DECEMBER 31,
                                              DECEMBER 31,    -----------------------------
                                                  1994          1995       1996      1997
                                              ------------    --------    -------   -------
SUMMARY OF OPERATIONS:
   Total revenues .........................   $      1,140    $ 10,647    $20,240   $15,970
   Production expenses ....................            126       1,123      2,348     2,036
   Exploration expenses ...................          3,389       6,767        606       369
   General and administrative expenses ....             89         620        854       934
   Interest expense .......................             17        --         --        --
   Depreciation, depletion and amortization          1,618       6,617      5,536     4,631
   Impairment of oil and gas properties ...           --        10,914       --        --
   Net income (loss) ......................         (4,099)    (15,394)    10,896     8,000
   Net income (loss) per Unit(1) ..........           (.19)       (.71)       .50       .37
   Units outstanding ......................         20,864      20,864     20,864    20,864
                                               FEBRUARY
                                               28, 1994
                                               (DATE OF
                                              INCEPTION)
                                                THROUGH          YEAR ENDED DECEMBER 31,
                                              DECEMBER 31,    -----------------------------
                                                  1994          1995       1996      1997
                                              ------------    --------    -------   -------
SUMMARY BALANCE SHEET DATA:
   Working capital (deficit) ..............   $        780    $ (4,515)   $ 3,647   $ 5,551
   Oil and gas properties, net ............         14,122      12,715     19,035    15,743
   Total partners' equity .................         14,902       8,200     22,682    21,294
   Total assets ...........................         17,917      15,733     25,479    21,781

(1)  Per Unit amounts are based on the Unitholders' 96.04% share of net income
     (loss).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued a total of 20,864,414 units of limited and general partner interests ("Units") at $3.00 per Unit for total subscription commitments of $62,593,242. The Units represent 96.04% of the total interests in the Partnership and consist of 1,194,782 Units of limited partner interests ("LP Units") and 19,669,632 Units of general partner interests ("GP Units") at December 31, 1997. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for subscription commitments of $2,580,897, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly-owned subsidiary of Kelley Oil & Gas Corporation ("KOGC"), owns 91.9% of the Units, together with its 3.94% managing general partnership interest.

         Kelley Oil did not have adequate current liquidity or capital resources to fund its entire subscription commitment by the end of the deferred payment period in November 1994. Kelley Oil has made subsequent contributions, together with interest at a market rate, as funds were needed for the Partnership's drilling activities. As of December 31, 1997, Kelley Oil had fully funded its subscription commitment. See "Liquidity and Capital Resources" below.

         PROPERTY IMPAIRMENT UNDER SFAS 121. In the fourth quarter of 1995, the Partnership implemented the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. The Partnership performed an assessment of the carrying value of its oil and gas properties indicating an impairment should be recognized at year end. Under this analysis, the fair value of the Partnership's oil and gas properties was estimated on a depletable unit basis using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized a noncash impairment charge of $10.9 million against the carrying value of its oil and gas properties under SFAS 121 at December 31, 1995.

         HEDGING ACTIVITIES. KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1997, KOGC used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, approximately 65% of the Partnership's natural gas production for 1997 was affected by hedging transactions at an average NYMEX quoted price of $2.35 per Mmbtu before transaction and transportation costs. As of December 31, 1997, approximately 29% of the Partnership's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.30 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at December 31, 1997 permit the counterparty to double the contract volume at a specified price. If this feature is exercised on all contracts outstanding at December 31, 1997, approximately 40% of the Partnership's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. In addition, as of December 31, 1997, the Partnership had outstanding natural gas basis swap agreements covering approximately 34% of its anticipated natural gas production for January 1998 through September 1998. Hedging activities decreased Partnership revenues by approximately $1.2 million in 1997 as compared to estimated revenues had no hedging activities been conducted.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 91 gross (29.0 net) wells, of which 87 gross (26.33 net) wells were found productive and 4 gross (2.67 net) wells were dry. During 1997, recompletion and workover operations were conducted on several of the wells. See "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1997 AND 1996. Oil and gas revenues of $15,835,000 for 1997 decreased 17% compared to $18,986,000 in 1996 as a result of lower production volumes. Production of natural gas decreased 15% from 7,872,000 Mcf in 1996 to 6,727,000 Mcf in 1997. Production of crude oil decreased 39% from 49,168 barrels in 1996 to 30,025 barrels in 1997. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

         Interest income decreased 89% from $1,254,000 in 1996 to $135,000 in 1997, due to Kelley Oil having funded its subscription commitment in its entirety during the second quarter of 1997.

         Lease operating expenses and severance taxes were $2,036,000 in 1997 versus $2,348,000 in 1996. This decrease was primarily due to lower production levels. On a unit of production basis, these expenses remained constant from 1996 to 1997 at $0.29 per Mcfe.

         The Partnership expensed exploration costs in 1997 of $369,000, a 39% decrease from the 1996 level of $606,000, primarily reflecting the decrease in exploratory activities during the current period.

         General and administrative expenses of $934,000 in 1997 increased 9% from $854,000 in 1996, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, these expenses increased from $0.10 per Mcfe in 1996 to $0.14 per Mcfe in 1997.

         Depreciation, depletion and amortization ("DD&A") expense decreased 16% from $5,536,000 in 1996 to $4,631,000 in 1997, primarily as a result of lower current period production. On a unit-of--production basis, DD&A decreased from $0.68 per Mcfe in 1996 to $0.67 per Mcfe in 1997.

         The Partnership recognized net income in 1997 of $8,000,000 or $0.37 per Unit compared to net income of $10,896,000 or $0.50 per Unit in 1996, reflecting the foregoing developments.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. Oil and gas revenues of $18,986,000 in 1996 increased 146% compared to $7,723,000 in 1995. Production of natural gas increased 97% to 7,872,000 Mcf in 1996 from 4,000,000 Mcf in 1995, while the average price of natural gas increased 33% to $2.27 per Mcf in 1996 from $1.71 per Mcf in 1995. Production of crude oil in 1996 totaled 49,168 barrels, with an average sales price of $21.59 per barrel, compared to 49,816 barrels at $16.58 per barrel in the prior year, representing a volume decrease of 1% and a price increase of 30%. The increase in revenues and production from 1995 levels reflects the Partnership's completion of 38 wells during 1996.

         Lease operating expenses and severance taxes were $2,348,000 in 1996 and $1,123,000 in 1995, an increase of 109%, reflecting higher production levels. On a unit of production basis, these expenses increased to $0.29 per Mcfe in 1996 from $0.26 per Mcfe in 1995.

         The Partnership expensed exploration and dry hole costs of $606,000 in 1996 and $6,767,000 in 1995, a decrease of 91%, primarily reflecting a larger allocation of resources to exploratory prospects in south Louisiana during 1995.

         General and administrative expenses of $854,000 in 1996 increased 38% from $620,000 in 1995, reflecting an increase in the Partnership's share of administration costs associated with development operations of Kelley. On a unit of production basis, these expenses decreased to $0.10 per Mcfe 1996 from $0.14 per Mcfe in 1995.

         Depreciation, depletion and amortization ("DD&A") decreased to $5,536,000 in 1996 compared to $6,617,000 in 1995 due to lower depletion rates following noncash impairment charges aggregating $10,914,000 recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under FAS 121. On a unit of production basis, DD&A decreased to $0.68 per Mcfe in 1996 from $1.54 per Mcfe in 1995. See "General-Property Impairment under SFAS 121" above.

         The Partnership realized net income in 1996 of $10,896,000 or $0.50 per Unit compared to a net loss of $15,394,000 or $0.71 per Unit in 1995, reflecting the foregoing developments.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash provided by the Partnership's operating activities during 1997, as reflected on its statements of cash flows, totaled $11,071,000. The Partnership's cash position was increased during 1997 by payments of subscriptions for Units and General Partner contributions aggregating $5,819,000. During the year, funds were used in investing and financing activities comprised primarily of property and equipment expenditures of $1,708,000 for exploration and development of the Partnership's oil and gas properties and distributions to partners aggregating $15,207,000 (including a return of uncommitted capital - see "Capital Resources"). As a result of these activities, the Partnership's cash and cash equivalents decreased from $25,000 at December 31, 1996 to zero at December 31, 1997.

         CAPITAL RESOURCES. The Partnership Agreement contemplates pro rata contributions from the Unitholders and the General Partners of $62,593,242 (96.04%) and $2,580,897 (3.96%), respectively, or an aggregate of $65,174,139
("Contemplated Capital"). Under the deferred payment option applicable to investments in the Partnership exceeding $10,000, deferred subscriptions for Units and the General Partners' deferred contributions were payable when called by Kelley Oil during the period ended November 30, 1994. Kelley Oil initially subscribed for 18,821,655 Units in addition to its 3.94% General Partner interest in the Partnership. Following defaults by Public Unitholders on a total of 342,234 Units, the defaulted Units were subscribed by Kelley Oil in accordance with its undertaking in the Partnership Agreement. This increased Kelley Oil's total subscription commitment to $60,059,529 or 92.2% of the Partnership's total Contemplated Capital (the "KOIL Share"), with the Public Unitholders committing for the balance or 7.85% of the total Contemplated Capital (the "Public Share").

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

         On February 29, 1996, the Contemplated Capital exceeded the Committed Expenditures. Accordingly, the excess Contemplated Capital aggregating $4,345,000 or $0.20 per Unit was distributed as a return of capital during 1996. In 1996, Kelley initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating costs. These efforts generated cost savings that have effectively reduced the February 1996 estimate for Committed Expenditures. As a result, during 1997 Kelley revised its estimate of the necessary partnership capital and distributed additional uncommitted funds of $1,086,000 or $0.05 per Unit to the partners as a return of capital.

         During the first six months of 1997, Kelley Oil contributed the final portion of its commitment to the Partnership with capital contributions of $5,819,000. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditure and working capital needs.

         In December 1996, KOGC entered into a new revolving credit facility with a group of banks, as amended December 1, 1997 (the "Credit Facility"). The agreement for the Credit Facility provides for a maximum $140 million ($125 million prior to amendment) revolving credit loan, which requires the payment of interest only until December 2000, when all borrowings will be repayable. The Partnership and Joint Venture are guarantors under the Credit Facility. The Credit Facility is secured by all the oil and gas properties and other assets of KOGC and its subsidiaries, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership. At December 31, 1997 the borrowing base was $138 million.

         DISTRIBUTION POLICY. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. The Partnership made four quarterly distributions in 1997 aggregating $0.65 per Unit or a total of $13,562,000, along with $559,000 to the Managing and Special General Partners for their interests. In March 1998, the Partnership made a quarterly distribution of $0.11 per Unit or a total of $2,295,000, along with $95,000 to the Managing and Special General Partners for their interests. The distributions in each quarter generally represented substantially all of the Partnership's net available cash from prior quarter operations. The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

         The Partnership does not anticipate that it will incur any significant expenditures to address Year 2000 issues, nor do Year 2000 issues represent a known material event or uncertainty to the Partnership. To the extent that the Partnership may be adversely affected by the Year 2000 issues of its suppliers, customers and other entities generally, it does not believe that it will be more adversely affected than other companies in its industry with similar operations.

         INFLATION AND CHANGING PRICES. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and gas prices received by the Partnership during the periods indicated.

                                                        AVERAGE         AVERAGE
                                                       OIL PRICE       GAS PRICE
                                                        ($/BBL)         ($/MCF)
YEAR ENDED:                                           ----------       ---------
   December 31, 1995...............................   $   16.58        $  1.71
   December 31, 1996...............................       21.59           2.27
   December 31, 1997...............................       19.64           2.27

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM:                                                           PAGE
                                                                                                             ----
Independent Auditors' Report................................................................................  17
Balance Sheets - December 31, 1996 and 1997.................................................................  18
Statements of Operations - For the years ended December 31, 1995, 1996 and 1997.............................  19
Statements of Cash Flows - For the years ended December 31, 1995, 1996 and 1997.............................  20
Statements of Changes in Partners' Equity - For the years ended December 31, 1995, 1996 and 1997............  21
Notes to Financial Statements...............................................................................  22

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Kelley Partners 1994 Development Drilling Program


         We have audited the accompanying balance sheets of Kelley Partners 1994 Development Drilling Program (a Texas limited partnership) as of December 31, 1996 and 1997 and the related statements of operations, cash flows, and changes in partners' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1994 Development Drilling Program as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the financial statements, in 1995 the Partnership changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

DELOITTE & TOUCHE LLP

Houston, Texas
March 6, 1998

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                      DECEMBER 31,
                                                                 --------------------
                                                                   1996        1997
                                                                 --------    --------
ASSETS:
   Cash ......................................................   $     25    $   --
   Accounts receivable - trade ...............................        217          59
   Accounts receivable - affiliates ..........................      6,202       5,979
                                                                 --------    --------
     Total current assets ....................................      6,444       6,038
                                                                 --------    --------
   Oil and gas properties, successful efforts method:
     Properties subject to amortization ......................     43,870      45,209
     Less:  Accumulated depreciation, depletion & amortization    (24,835)    (29,466)
                                                                 --------    --------
     Total oil and gas properties ............................     19,035      15,743
                                                                 --------    --------
   Total assets ..............................................   $ 25,479    $ 21,781
                                                                 ========    ========
LIABILITIES:
   Accounts payable and accrued expenses .....................   $  2,797    $    487
                                                                 --------    --------
     Total current liabilities ...............................      2,797         487
                                                                 --------    --------
   Total liabilities .........................................      2,797         487
                                                                 --------    --------
PARTNERS' EQUITY:
   LP Unitholders' equity ....................................      1,527       1,172
   GP Unitholders' equity ....................................     20,025      19,280
   Managing and Special General Partners' equity .............      1,130         842
                                                                 --------    --------
     Total partners' equity ..................................     22,682      21,294
                                                                 --------    --------
   Total liabilities and partners' equity ....................   $ 25,479    $ 21,781
                                                                 ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                         1995       1996      1997
                                                                       --------    -------   -------
REVENUES:
   Oil and gas sales ...............................................   $  7,723    $18,986   $15,835
   Interest income .................................................      2,924      1,254       135
                                                                       --------    -------   -------
     Total revenues ................................................     10,647     20,240    15,970
                                                                       --------    -------   -------
COSTS AND EXPENSES:
   Lease operating expenses ........................................        699      1,636     1,402
   Severance taxes .................................................        424        712       634
   Exploration expenses ............................................      6,767        606       369
   General and administrative expenses .............................        620        854       934
   Depreciation, depletion and amortization ........................      6,617      5,536     4,631
   Impairment of oil and gas properties ............................     10,914       --        --
                                                                       --------    -------   -------
     Total expenses ................................................     26,041      9,344     7,970
                                                                       --------    -------   -------
Net income (loss) ..................................................   $(15,394)   $10,896   $ 8,000
                                                                       ========    =======   =======
Net income (loss) allocable to LP and GP unitholders ...............   $(14,785)   $10,465   $ 7,684
                                                                       ========    =======   =======
Net income (loss) allocable to managing and special general partners   $   (609)   $   431   $   316
                                                                       ========    =======   =======
Net income (loss) per unit .........................................   $   (.71)   $   .50   $   .37
                                                                       ========    =======   =======
Average LP and GP Units outstanding ................................     20,864     20,864    20,864
                                                                       ========    =======   =======

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                         1995        1996        1997
                                                                      --------    --------    --------
OPERATING ACTIVITIES:
   Net income (loss) ..............................................   $(15,394)   $ 10,896    $  8,000
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation, depletion and amortization .....................      6,617       5,536       4,631
     Impairment of oil and gas properties .........................     10,914        --          --
     Exploration expenses .........................................      6,767         606         369
     Gain on sale of oil and gas properties .......................       --           (89)       --
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable .................        132      (4,396)        381
       Increase (decrease) in other assets ........................        (16)         21        --
       Increase (decrease) in accounts payable and accrued expenses      4,474      (3,819)     (2,310)
                                                                      --------    --------    --------
   Net cash provided by operating activities ......................     13,494       8,755      11,071
                                                                      --------    --------    --------
INVESTING ACTIVITIES:
   Capital expenditures ...........................................    (22,959)    (13,235)     (1,708)
   Sale of other non-current assets ...............................         68          82        --
   Sale of oil and gas properties .................................       --           780        --
                                                                      --------    --------    --------
   Net cash used in investing activities ..........................    (22,891)    (12,373)     (1,708)
                                                                      --------    --------    --------
FINANCING ACTIVITIES:
   Capital contributed by partners ................................     15,870      22,920       5,819
   Syndication costs charged to equity ............................         (9)       --          --
   Distributions ..................................................     (7,169)    (14,989)    (14,121)
   Distributions of uncommitted capital ...........................       --        (4,345)     (1,086)
                                                                      --------    --------    --------
   Net cash provided by (used in) financing activities ............      8,692       3,586      (9,388)
                                                                      --------    --------    --------
   Increase (decrease) in cash and cash equivalents ...............       (705)        (32)        (25)

Cash and cash equivalents, beginning of period ....................        762          57          25
                                                                      --------    --------    --------
Cash and cash equivalents, end of period ..........................   $     57    $     25    $   --
                                                                      ========    ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                                           MANAGING
                                                                             AND
                                                                           SPECIAL
                                             LP               GP           GENERAL
                                         UNITHOLDERS      UNITHOLDERS      PARTNERS      TOTAL
                                        -------------    -------------    ----------    --------
Partners' equity at January 1, 1995 .   $       3,121    $      11,150    $      631    $ 14,902
                                        -------------    -------------    ----------    --------

Capital contributed .................              84           14,061         1,725      15,870
Syndication costs ...................              (1)              (8)         --            (9)
Distributions .......................            (387)          (6,499)         (283)     (7,169)
Net loss ............................            (832)         (13,953)         (609)    (15,394)
                                        -------------    -------------    ----------    --------
Partners' equity at December 31, 1995           1,985            4,751         1,464       8,200
                                        -------------    -------------    ----------    --------

Capital contributed .................            --             22,920          --        22,920
Return of capital contributed .......            (236)          (3,937)         (172)     (4,345)
Distributions .......................            (813)         (13,583)         (593)    (14,989)
Net income ..........................             591            9,874           431      10,896
                                        -------------    -------------    ----------    --------
Partners' equity at December 31, 1996           1,527           20,025         1,130      22,682
                                        -------------    -------------    ----------    --------

Capital contributed .................            --              5,571           248       5,819
Return of capital contributed .......             (60)            (983)          (43)     (1,086)
Distributions .......................            (772)         (12,790)         (559)    (14,121)
Transfers ...........................              39              211          (250)       --
Net income ..........................             438            7,246           316       8,000
                                        -------------    -------------    ----------    --------
Partners' equity at December 31, 1997   $       1,172    $      19,280    $      842    $ 21,294
                                        =============    =============    ==========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION. Kelley Partners 1994 Development Drilling Program, a Texas limited partnership (the "Partnership"), commenced operations on February 28, 1994 upon completion of a public offering of 20,864,414 units of limited partner interests and general partner interests (the "Units") in the Partnership at $3.00 per Unit. Subscribers for more than 3,333 Units were entitled to defer up to 90% of their subscriptions, with deferred subscriptions payable when called through November 30, 1994. As of December 31, 1997, all Unit subscriptions were paid. In addition to the Units, Kelley Oil Corporation, the managing general partner of the Partnership ("Kelley Oil") contributed $2,568,000 to the Partnership for its 3.94% general partner interest, and David
L. Kelley, special general partner of the Partnership, had contributed $13,000 for his .02% general partner interest.

         The Partnership was formed for the sole purpose of financing the drilling of development wells, as defined in its partnership agreement (the "Partnership Agreement"), on selected properties owned by Kelley Operating Company, Ltd. ("Kelley Operating"), a Texas limited partnership of which Kelley Oil owns, both directly and indirectly, 100% of the partnership interests. The Partnership's development activities have been conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating, which has retained a 20% interest in the Joint Venture after Payout (as defined in the Joint Venture Agreement) in consideration of its contribution of drilling rights.

         As of December 31, 1997, Kelley Oil owned 19,163,889 (91.9%) Units. The Partnership has no officers, directors or employees. The officers and employees of Kelley Oil perform the management and administrative functions of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses.

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

         PROPERTY IMPAIRMENT UNDER SFAS 121. In the fourth quarter of 1995, the Partnership implemented the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. The Partnership performed an assessment of the carrying value of its oil and gas properties indicating an impairment should be recognized at year end. Under this analysis, the fair value of the Partnership's oil and gas properties was estimated on a depletable unit basis using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized a noncash impairment charge of $10.9 million against the carrying value of its oil and gas properties under SFAS 121 at December 31, 1996.

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

         OIL AND GAS REVENUES. The Partnership recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Partnership's production entitlement.

         NET INCOME (LOSS) PER UNIT. Net income (loss) per Unit is computed based on the weighted average number of Units outstanding during the period divided into the net income (loss) allocable to the Unitholders.

         FINANCIAL INSTRUMENTS. The Partnership's financial instruments consist of cash and cash equivalents, receivables, and payables.

         DERIVATIVE FINANCIAL INSTRUMENTS. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future natural gas production principally as a hedge against natural gas price declines. See Note 4 - "Hedging Activities" for a discussion of the Partnership's accounting policies related to hedging activities.

         CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS. Substantially all of the Partnership's receivables are due from the marketing subsidiary of Kelley Oil, which purchases approximately 90% of the Partnership's natural gas for resale to a limited number of natural gas transmission companies and other gas purchasers. To date, this concentration has not had a material adverse effect on the financial condition of the Partnership.

         COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. Based upon the provisions of SFAS 130, it is anticipated that the Partnership will not have a significant change in its reporting requirements.

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

         CHANGES IN PRESENTATION. Certain financial statement items in 1995 and 1996 have been reclassified to conform to the 1997 presentation.

NOTE 2 - CASH DISTRIBUTIONS

         The table below details cash distributions per LP and GP Unit, other than the return of uncommitted capital, by quarter paid.

                 1995
                First quarter............................   $  .04
                Second quarter...........................      .09
                Third quarter............................      .10
                Fourth quarter...........................      .10
                                                            ------
                   Total.................................   $  .33
                                                            ======

                1996
                First quarter............................   $  .12
                Second quarter...........................      .18
                Third quarter............................      .18
                Fourth quarter...........................      .21
                                                            ------
                   Total.................................   $  .69
                                                            ======

                1997
                First quarter............................   $  .22
                Second quarter...........................      .20
                Third quarter............................      .13
                Fourth quarter...........................      .10
                                                            ------
                   Total.................................   $  .65
                                                            ======

         The Partnership Agreement restricts activities of the Partnership to the financing of development wells drilled by the Joint Venture and requires any contributions of the partners not used or committed to be used for drilling activities within two years after the commencement of operations (the "Commitment Period"), except for necessary operating capital, to be distributed to the partners on a pro rata basis as a return of capital. Accordingly, the Partnership distributed $4,345,000 of uncommitted capital or $0.20 per Unit during 1996. In 1996, Kelley initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating expenses. As a result, during 1997 Kelley revised its estimate of the necessary partnership capital and distributed additional uncommitted funds of $1,086,000 or $0.05 per Unit to the partners as a return of capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Unitholders have a 96.04% share and the general partners have a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

         For the years ended December 31, 1995, 1996 and 1997, Kelley Oil was reimbursed by the Partnership for costs directly associated with acquisition, exploration and development activities aggregating $2,649,000, $1,245,000 and $369,000, respectively, and for its allocable portion of general and administrative expenses aggregating $542,000, $753,000 and $934,000, respectively. For the years ended December 31, 1995 and 1996, the Partnership capitalized $1,963,000, $611,000, respectively, of allocated direct costs to oil and gas properties.

         Kelley Partners advanced approximately $1,879,000 on behalf of the Partnership prior to the closing of the Partnership's offering of Units for the purpose of funding drilling activities. The entire amount of these advances, together with interest at a market rate, was repaid following the closing of the Partnership's offering.

         In December 1996, KOGC entered into a new revolving credit facility with a group of banks, as amended December 1, 1997 (the "Credit Facility"). The agreement for the Credit Facility provides for a maximum $140 million ($125 million prior to amendment) revolving credit loan, which requires the payment of interest only until December 2000, when all borrowings will be repayable. The Partnership and Joint Venture are guarantors under the Credit Facility. The Credit Facility is secured by all the oil and gas properties and other assets of KOGC and its subsidiaries, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership. At December 31, 1997 the borrowing base was $138 million.

         Substantially all of the Partnership's gas sales are made to an affiliated company, Concorde Gas Marketing, Inc., an indirect wholly-owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. For 1995, 1996 and 1997, the fee was 2% of the resale price for marketed natural gas.

NOTE 4 - HEDGING ACTIVITIES

           KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1997, the KOGC used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, approximately 65% of the Partnership's natural gas production for 1997 was affected by its hedging transactions at an average NYMEX quoted price of $2.35 per Mmbtu before transaction and transportation costs. As of December 31, 1997, approximately 29% of the Partnership's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.30 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at December 31, 1997 permit the counterparty to double the contract volume at a specified price. If this feature is exercised on all contracts outstanding at December 31, 1997, approximately 40% of the Partnership's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. In addition, as of December 31, 1997, the Partnership had outstanding natural gas basis swap agreements covering approximately 34% of its anticipated natural gas production for January 1998 through September 1998. Hedging activities decreased Partnership revenues by approximately $1.2 million in 1997 as compared to estimated revenues had no hedging activities been conducted.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

NOTE 5 - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

         This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

         CAPITALIZED COSTS. Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                 (IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1995        1996        1997
                                                       --------    --------    --------
Evaluated properties subject to amortization .......   $ 31,932    $ 43,870    $ 45,209
Accumulated depreciation, depletion and amortization    (19,217)    (24,835)    (29,466)
                                                       --------    --------    --------
   Net capitalized costs ...........................   $ 12,715    $ 19,035    $ 15,743
                                                       ========    ========    ========

         COSTS INCURRED. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $22,959,000, $13,235,000 and $1,708,000 for the years ended December 31, 1995,
1996 and 1997, respectively.

         RESERVES. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1995, 1996 and 1997.

                                                       CRUDE OIL, CONDENSATE
                                                       AND NATURAL GAS LIQUIDS                     NATURAL GAS
                                                                 (MBBLS)                              (MMCF)
                                                     --------------------------------    --------------------------------
                                                       1995        1996        1997        1995        1996        1997
                                                     --------    --------    --------    --------    --------    --------
Proved developed and undeveloped reserves:
   Beginning of year .............................        583         167         123      49,146      58,640      35,347
   Revisions of previous estimates ...............       (472)          7         (10)    (32,447)    (15,438)     (2,978)
   Extensions and discoveries ....................        106        --          --        45,941         439        --
   Sales of reserves in place ....................       --            (2)       --          --          (422)       --
   Production ....................................        (50)        (49)        (30)     (4,000)     (7,872)     (6,727)
                                                     --------    --------    --------    --------    --------    --------
     End of year .................................        167         123          83      58,640      35,347      25,642
                                                     ========    ========    ========    ========    ========    ========

Proved developed reserves at end of year .........        107         118          81      16,988      31,296      24,175
                                                     ========    ========    ========    ========    ========    ========

         The reported revisions of previous reserve estimates during 1995 reflect downward year-end revisions primarily on undeveloped locations in south Louisiana based on reprocessed 3-D seismic data and a change in the Partnership's drilling strategy to focus exclusively on lower risk north Louisiana locations for the balance of its drilling program. As a result of these factors, the Partnership performed an assessment of the carrying value of its oil and gas properties under SFAS 121 indicating an impairment should be recognized as of year end. See Note 1 - "Summary of Significant Accounting Policies". Based on this analysis, the Partnership recognized a noncash impairment charge of $10.9 million against the carrying values of its oil and gas properties under SFAS 121 at December 31, 1995.

         STANDARDIZED MEASURE. The table of the Standardized Measure of Discounted Future Net Cash Flows relating to the Partnership's ownership interests in proved oil and gas reserves as of December 31, 1995, 1996 and 1997 is shown below.

                                 (IN THOUSANDS)

                                                                         DECEMBER 31,
                                                              ----------------------------------
                                                                 1995         1996        1997
                                                              ---------    ---------    --------
Future cash inflows .......................................   $ 122,415    $ 129,261    $ 64,664
Future production costs ...................................     (16,301)     (11,520)    (13,817)
Future development costs ..................................     (14,955)      (3,063)     (1,759)
                                                              ---------    ---------    --------
   Future net cash flows ..................................      91,159      114,678      49,088
10% annual discount for estimating timing of cash flows ...     (35,047)     (39,540)    (17,764)
                                                              ---------    ---------    --------
   Standardized measure of discounted future net cash flows   $  56,112    $  75,138    $ 31,324
                                                              =========    =========    ========

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

         The standardized measure of discounted future net cash flows as of December 31, 1995, 1996 and 1997 was calculated using prices in effect as of those dates, which had a weighted average of $19.73, $24.93 and $17.18, respectively, per barrel of oil and $2.03, $3.66 and $2.47, respectively, per Mcf of natural gas.

         CHANGES IN STANDARDIZED MEASURE. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         1995        1996        1997
                                                      --------    --------    --------
Changes due to current year operations:
   Sales of oil and gas, net of production costs ..   $ (6,600)   $(16,638)   $(13,799)
   Sales of oil and gas properties ................       --          (780)       --
   Extensions and discoveries .....................     43,902         264        --
   Development costs incurred during the year .....      4,181      12,395       2,189
Changes due to revisions in standardized variables:
   Prices and production costs ....................        (70)     48,749     (30,889)
   Revisions of previous quantity estimates .......    (25,442)    (36,503)     (3,872)
   Estimated future development costs .............      8,121         178        (587)
   Accretion of discount ..........................      3,556       5,611       7,514
   Production rates (timing) and other ............     (7,092)      5,750      (4,370)
                                                      --------    --------    --------
     Net increase .................................     20,556      19,026     (43,814)

   Beginning of period ............................     35,556      56,112      75,138
                                                      --------    --------    --------
     End of year ..................................   $ 56,112    $ 75,138    $ 31,324
                                                      ========    ========    ========

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION

GENERAL

         The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 57 employees as of December 31, 1997, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting and administration.

BACKGROUND OF KELLEY OIL

         Kelley Oil is an oil and gas operating company formed in April 1983. Since January 1986, Kelley Oil has been engaged in the management of the DDPs. Since the Consolidation in February 1995, Kelley Oil has been a wholly-owned subsidiary of Kelley Oil & Gas Corporation.

EXECUTIVE OFFICERS OF KELLEY OIL

         Set forth below are the names, ages and positions of the current executive officers and directors of the Company. All directors are elected for a term of one year and serve until their successors are duly elected and qualified. All executive officers hold office until their successors are duly appointed and qualified.

                                                                                                          OFFICER
                                                                                                            OR
                                                                                                        DIRECTOR OF
                                                                                                        THE COMPANY
NAME                            AGE     POSITION                                                           SINCE
--------------------------------------------------------------------------------------------------------------------
John F. Bookout................. 75     President, Chief Executive Officer and a director                  1996
David C. Baggett................ 36     Senior Vice President and Chief Financial Officer and a director   1997
Dallas D. Laumbach.............. 61     Senior Vice President-Exploration and Production and a director    1996
Thomas E. Baker................. 67     General Counsel and Corporate Secretary                            1996

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

ITEM 11.  EXECUTIVE COMPENSATION

         Not applicable.  See "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         The following table sets forth information as of December 31, 1997 with respect to the only person known by the Partnership to own beneficially more than five percent of the Partnership's Units.

                                 AMOUNT & NATURE
NAME AND ADDRESS OF               OF BENEFICIAL         PERCENT
BENEFICIAL OWNER                    OWNERSHIP          OF CLASS
------------------------         ---------------       --------
Kelley Oil Corporation             19,163,889             91.85%
601 Jefferson, Suite 1100            Direct
Houston, Texas  77002


MANAGEMENT

         The following table sets forth information as of December 31, 1997 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.

                                   AMOUNT & NATURE
NAME AND ADDRESS OF                 OF BENEFICIAL                   PERCENT
BENEFICIAL OWNER                    OWNERSHIP(1)                   OF CLASS
-------------------                ----------------                --------
John F. Bookout                              --                         --
Dallas D. Laumbach                           --                         --
David C. Baggett                             --                         --
All directors and officers
   as a group (9 persons)                 None                      None


         (1)      Represents direct beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Unitholders have a 96.04% share and the General Partners a 3.96% share in the costs and revenues of the Partnership. Allocations of costs and revenues to Unitholders are made in accordance with the number of Units owned. The General Partners contributed $2,580,897 to the Partnership for their 3.96% interest. Costs and expenses incurred by Kelley Oil in connection with the syndication and organization of the Partnership aggregating approximately $750,000 were reimbursed by the Partnership in 1994 and charged to partners' equity. For further discussion on Related Transactions see Note 3 to Notes to Financial Statements.


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

     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1998.

                                            KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM

                                            By: KELLEY OIL CORPORATION, Managing General Partner


By:      /S/ JOHN F. BOOKOUT            By:     /S/ DAVID C. BAGGETT            By:   /S/ KENNETH R. BICKETT
           John F. Bookout                        David C. Baggett                      Kenneth R. Bickett
       Chief Executive Officer                  Senior Vice President                       Controller
                                             and Chief Financial Officer            (Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 30th day of March, 1998 by the following persons in their capacity as directors of the Registrant's managing general partner.



             /S/ JOHN F. BOOKOUT                         /S/ DALLAS D. LAUMBACH
               John F. Bookout                             Dallas D. Laumbach



            /S/ DAVID C. BAGGETT
              David C. Baggett