Form 10-Q
period 1998-03-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1998-05-15
CIK 915915

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1998               COMMISSION FILE NO. 0-23784



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


===============================================================================

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                            PAGE
      Balance Sheets as of December 31, 1997 and March 31, 1998 (unaudited)..............................   2

      Statements of Income for the three months ended March 31, 1997 and 1998 (unaudited)................   3

      Statements of Cash Flows for the three months ended March 31, 1997 and 1998 (unaudited)............   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Management's Discussion and Analysis of Financial Condition and Results of Operations..............   6


PART II.  OTHER INFORMATION..............................................................................   8

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                             DECEMBER 31,   MARCH 31,
                                                                                                 1997         1998
                                                                                             ------------   ---------
                                                                                                           (UNAUDITED)
ASSETS:
   Cash and cash equivalents.............................................................     $     --      $     --
   Accounts receivable - trade ..........................................................           59            27
   Accounts receivable - affiliates .....................................................        5,979         5,187
                                                                                              --------      --------
   Total current assets .................................................................        6,038         5,214
                                                                                              --------      --------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization .................................................       45,209        45,437
     Less:  Accumulated depreciation, depletion & amortization ..........................      (29,466)      (30,327)
                                                                                              --------      --------
   Total oil and gas properties .........................................................       15,743        15,110
                                                                                              --------      --------
     Total assets........................................................................     $ 21,781      $ 20,324
                                                                                              ========      ========

LIABILITIES:
   Accounts payable and accrued expenses.................................................     $    487      $    235
                                                                                              --------      --------
   Total current liabilities ............................................................          487           235
                                                                                              --------      --------
     Total liabilities ..................................................................          487           235
                                                                                              --------      --------

PARTNERS' EQUITY:
   LP Unitholders' equity ...............................................................        1,172         1,106
   GP Unitholders' equity ...............................................................       19,280        18,189
   Managing and Special General Partners' equity ........................................          842           794
                                                                                              --------      --------
   Total partners' equity ...............................................................       21,294        20,089
                                                                                              --------      --------
     Total liabilities and partners' equity..............................................     $ 21,781      $ 20,324
                                                                                              ========      ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              -------------------
                                                                                                1997        1998
                                                                                              -------     -------
OPERATING REVENUES:
   Oil and gas sales.....................................................................     $ 5,107     $ 2,650
   Interest income ......................................................................         115          --
                                                                                              -------     -------
   Total revenues .......................................................................       5,222       2,650
                                                                                              -------     -------

COSTS AND EXPENSES:
   Lease operating expenses .............................................................         582         228
   Severance taxes ......................................................................         158         138
   Exploration expenses .................................................................         123          --
   General and administrative expenses ..................................................         234         238
   Depreciation, depletion and amortization .............................................       1,145         861
                                                                                              -------     -------
   Total expenses .......................................................................       2,242       1,465
                                                                                              -------     -------
Net income...............................................................................     $ 2,980     $ 1,185
                                                                                              =======     =======

Net income allocable to LP and GP Unitholders............................................     $ 2,862     $ 1,138
                                                                                              =======     =======

Net income allocable to Managing and
   Special General Partners..............................................................     $   118     $    47
                                                                                              =======     =======

Net income per LP and GP unit............................................................     $   .14     $   .05
                                                                                              =======     =======

Average LP and GP units outstanding .....................................................      20,864      20,864
                                                                                              =======     =======

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              -------------------
                                                                                                1997        1998
                                                                                              -------     -------
OPERATING ACTIVITIES:
   Net income............................................................................     $ 2,980      $ 1,185
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization ...........................................       1,145          861
     Exploration expenses ...............................................................         123           --
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable .........................................      (1,336)         824
     Decrease in accounts payable and accrued expenses ..................................      (1,609)        (252)
                                                                                              -------      -------
   Net cash provided by operating activities ............................................       1,303        2,618
                                                                                              -------      -------

INVESTING ACTIVITIES:
   Capital expenditures .................................................................        (948)        (228)
                                                                                              -------      -------
   Net cash used in investing activities ................................................        (948)        (228)
                                                                                              -------      -------

FINANCING ACTIVITIES:
   Capital contributed by partners ......................................................       4,404           --
   Distributions to partners ............................................................      (4,779)      (2,390)
                                                                                              -------      -------
   Net cash used in financing activities ................................................        (375)      (2,390)
                                                                                              -------      -------
Decrease in cash and cash equivalents ...................................................         (20)          --

Cash and cash equivalents, beginning of period ..........................................          25           --
                                                                                              -------      -------
Cash and cash equivalents, end of period.................................................     $     5      $    --
                                                                                              =======      =======

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-K.

         Changes in Presentation. Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of March 31, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelley Oil & Gas Corporation ("KOGC"), owns 91.85% of the Units, together with its 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         Drilling Operations. Since inception, the Partnership participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells were found productive and 4 gross (2.67 net) wells were dry. See "Liquidity and Capital Resources" below.

         Hedging Activities. KOGC has periodically used forward sales contracts, natural gas swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC's hedging activities also cover the gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. KOGC has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

          Through natural gas price swap agreements, approximately 29% of the Partnership's natural gas production for the first quarter of 1998 was affected by hedging transactions at an average NYMEX quoted price of $2.38 per Mmbtu before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $77,000 in the first quarter of 1998 as compared to estimated revenues had no hedging activities been conducted. As of March 31, 1998, approximately 31% of the Partnership's anticipated natural gas production for the remainder of 1998 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.27 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at March 31, 1998 grant the counterparty the option to double the contract volume at a specified price. If this option is exercised on all contracts outstanding at March 31, 1998, approximately 47% of the Partnership's anticipated natural gas production for April 1998 through December 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.29 per Mmbtu before transaction and transportation costs. In addition, as of March 31, 1998, outstanding natural gas basis swap agreements hedged approximately 51% of the Partnership's anticipated natural gas production for April 1998 through September 1998.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1998 and 1997. Oil and gas revenues of $2,650,000 for the first quarter of 1998 decreased 48% compared to $5,107,000 in the corresponding quarter of 1997 primarily as a result of lower gas production volume and prices. Production of natural gas decreased 38% from 2,034,000 Mcf in the first quarter of 1997 to 1,251,000 Mcf in the same period of 1998. Natural gas prices of $2.43 per Mcf in the first quarter of 1997, decreased 16% to $2.05 in the corresponding quarter of 1998. Gas production decreased due to natural depletion.

         Interest income decreased 100% from $115,000 in the first quarter of 1997 to zero dollars in the current quarter. This was due to Kelley Oil funding its subscription commitment in its entirety during the second quarter of 1997.

         Lease operating expenses and severance taxes were $366,000 in the current quarter versus $740,000 in the first quarter of 1997. This 51% decrease was due in part to lower workover expenses incurred in the first quarter of 1998. On a unit of production basis, these expenses decreased from $0.36 per Mcfe in the first quarter of 1997 to $0.29 per Mcfe in the same quarter of 1998.

         The Partnership incurred exploration expenses in the first quarter of 1997 of $123,000 but did not incur any exploration expenses in the first quarter of 1998 reflecting the cessation of exploratory activities.

         General and administrative expenses of $238,000 in the current quarter increased 2% from $234,000 in the first quarter of 1997, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, these expenses increased from $0.11 per Mcfe in the first quarter of 1997 to $0.19 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expense decreased 25% from $1,145,000 in the first quarter of 1997 to $861,000 in the current quarter, primarily as a result of decreased production partially offset by higher depletion rates.

         The Partnership recognized net income of $1,185,000 or $0.05 per Unit for the first quarter of 1998 compared to first quarter 1997 net income of $2,980,000 or $0.14 per Unit. The reasons for the variance between the first quarter of 1998 and the first quarter of 1997 are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first three months of 1998, as reflected on its statement of cash flows, totaled $2,618,000. During the period, funds used in investing activities were comprised of capital expenditures of $228,000 for development of the Partnership's oil and gas properties. For the first three months of 1998, cash distributions to partners totaled $2,390,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1997.

         Capital Resources. The capitalization of the partnership was completed in 1997. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditures and working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. In February 1998, the Partnership made a quarterly distribution of $0.11 per Unit (aggregating $2,390,000) as compared to a distribution of $0.22 per Unit (aggregating $4,779,000) in the first quarter of 1997. The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Partnership with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Partnership or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Partnership. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Partnership, including rates of inflation, natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 9 and 10 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         Words such as "anticipated," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Partnership's Form 10-K mentioned above.


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Initial test results for wells completed in the first quarter of 1998 are summarized in the following Table.

                          INITIAL TEST RESULTS(1) FROM
                         FIRST QUARTER 1998 COMPLETIONS

                                                                                       THOUSAND
WELL NAME                                                           /64"   FLOWING      CUBIC      BARRELS
   FIELD NAME              COMPLETION    RESERVOIR                 CHOKE    TUBING      FEET         OIL      WORKING
     PARISH, STATE            DATE       COMPLETED   PERFORATIONS  SIZE    PRESSURE    PER DAY     PER DAY    INTEREST
     -------------         ----------    ---------   ------------  ----    --------    -------     -------    --------
Woodard Walker "G" 2-Alt    2/12/98    Hosston A&B   6922-8820'    12       2,080      1,494        12       .3100849
   Ada
     Bienville, LA

--------------------

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

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the first quarter of 1998.

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



                                     KELLEY PARTNERS 1994
                                     DEVELOPMENT DRILLING PROGRAM

                                     By:  KELLEY OIL CORPORATION
                                          Managing General Partner


Date: May 13, 1998                   By:          /s/ David C. Baggett
                                           -----------------------------------
                                                      David C. Baggett
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                 (Duly Authorized Officer)
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX


              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
               27        Financial Data Schedule (included only in the
                         electronic filing of this document).