Form 10-Q
period 1998-06-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1998-08-14
CIK 915915

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTER ENDED JUNE 30, 1998             COMMISSION FILE NO. 0-23784



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___




================================================================================

               KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                     INDEX


<Cable>
PART I.  FINANCIAL INFORMATION                                                                        PAGE
                                                                                                      ----

      Balance Sheets as of December 31, 1997 and June 30, 1998 (unaudited)  . . . . . . . . . . . .     2

      Statements of Income for the three months and six months ended
        June 30, 1997 and 1998 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

      Statements of Cash Flows for the six months ended June 30, 1997 and 1998 (unaudited)  . . . .     4

      Notes to Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .     5

      Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .     6


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                    DECEMBER 31,        JUNE 30,
                                                                                        1997              1998
                                                                                    ------------      ------------
                                                                                                      (UNAUDITED)
ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . $         --      $         --
  Accounts receivable - trade   . . . . . . . . . . . . . . . . . . . . . . . . . .           59                21
  Accounts receivable - affiliates  . . . . . . . . . . . . . . . . . . . . . . . .        5,979             4,108
                                                                                    ------------      ------------
  Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,038             4,129
                                                                                    ------------      ------------

  Oil and gas properties, successful efforts method:
    Properties subject to amortization  . . . . . . . . . . . . . . . . . . . . . .       45,209            45,450
    Less:  Accumulated depreciation, depletion and amortization   . . . . . . . . .      (29,466)          (31,044)
                                                                                    ------------      ------------
  Total oil and gas properties  . . . . . . . . . . . . . . . . . . . . . . . . . .       15,743            14,406
                                                                                    ------------      ------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     21,781      $     18,535
                                                                                    ============      ============
LIABILITIES:
  Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . . . . . . $        487      $        191
                                                                                    ------------      ------------
  Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .          487               191
                                                                                    ------------      ------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          487               191
                                                                                    ------------      ------------

PARTNERS' EQUITY:
  LP Unitholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,172             1,010
  GP Unitholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,280            16,609
  Managing and Special General Partners' equity   . . . . . . . . . . . . . . . . .          842               725
                                                                                    ------------      ------------
Total partners' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,294            18,344
                                                                                    ------------      ------------
Total liabilities and partners' equity  . . . . . . . . . . . . . . . . . . . . . . $     21,781      $     18,535
                                                                                    ============      ============


See Notes to Financial Statements.

               KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------  ---------------------------
                                                              1997          1998          1997          1998
                                                            --------     ---------      ---------     ---------
REVENUES:
  Oil and gas sales   . . . . . . . . . . . . . . . . . .   $  3,821     $   2,162      $   8,928     $  4,812
  Interest income   . . . . . . . . . . . . . . . . . . .         20            --            135           --
                                                            --------     ---------      ---------     ---------
  Total revenues  . . . . . . . . . . . . . . . . . . . .      3,841         2,162          9,063        4,812
                                                            --------     ---------      ---------     --------
EXPENSES:
  Lease operating expenses  . . . . . . . . . . . . . . .        660           259          1,242          487
  Severance taxes   . . . . . . . . . . . . . . . . . . .        171           114            329          252
  Exploration expenses  . . . . . . . . . . . . . . . . .        123            --            246           --
  General and administrative expenses   . . . . . . . . .        234           211            468          449
  Depreciation, depletion and amortization  . . . . . . .      1,308           717          2,453        1,578
                                                            --------     ---------      ---------     --------
  Total expenses  . . . . . . . . . . . . . . . . . . . .      2,496         1,301          4,738        2,766
                                                            --------     ---------      ---------     --------
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $  1,345     $     861      $   4,325     $  2,046
                                                            ========     =========      =========     ========

Net income allocable to LP and GP unitholders . . . . . .   $  1,292     $     827      $   4,154     $  1,965
                                                            ========     =========      =========     ========
Net income allocable to Managing and
  Special General Partners  . . . . . . . . . . . . . . .   $     53     $      34      $     171     $     81
                                                            ========     =========      =========     ========

Net income per LP and GP unit . . . . . . . . . . . . . .   $    .06     $     .04      $     .20     $    .09
                                                            ========     =========      =========     ========

Average LP and GP units outstanding . . . . . . . . . . .     20,864        20,864         20,864       20,864
                                                            ========     =========      =========     ========


See Notes to Financial Statements.

               KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                                       1997             1998
                                                                                     ---------        --------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,325         $  2,046
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization  . . . . . . . . . . . . . . . . . . .     2,453            1,578
    Exploration expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       246               --
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable  . . . . . . . . . . . . . . . . . .      (705)           1,909
    Decrease in accounts payable and accrued expenses   . . . . . . . . . . . . . .    (1,870)            (296)
                                                                                     --------         --------
  Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .     4,449            5,237
                                                                                     --------         --------

INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,169)            (241)
                                                                                     --------         --------
  Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . .    (1,169)            (241)
                                                                                     --------         --------

FINANCING ACTIVITIES:
  Capital contributed by partners   . . . . . . . . . . . . . . . . . . . . . . . .     5,819               --
  Distributions to partners   . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,124)         (4,996)
                                                                                     --------         -------
  Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . .    (3,305)         (4,996)
                                                                                     --------         -------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       (25)             --
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . .        25              --
                                                                                     --------        --------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . .  $     --        $     --
                                                                                     ========        ========


See Notes to Financial Statements.

               KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-K.

         Changes in Presentation. Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of June 30, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

         Derivative and Hedge Accounting. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

         SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the Statement. Retroactive application to periods prior to adoption is not allowed. The Partnership has not quantified the impact of adoption on its financial statements or the date it intends to adopt.

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

         Hedging Activities. KOGC periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC's hedging activities also cover the gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. KOGC has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         Through natural gas price swap agreements, approximately 43% and 37% of the Partnership's natural gas production for the second quarter of 1998 and first half of 1998, respectively, was affected by hedging transactions at an average NYMEX quoted price of $2.26 per Mmbtu and $2.31 per Mmbtu, respectively, before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $19,000 and $95,000 in the second quarter of 1998 and first half of 1998, respectively, as compared to estimated revenues had no hedging activities been conducted. As of June 30, 1998, approximately 31% of the Partnership's anticipated natural gas production for the remainder of 1998 had been hedged by natural gas price swap agreements at an average
NYMEX quoted price of $2.28 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at June 30, 1998 grant the counterparty the option to double the contract volume at a specified price. If this option is exercised on all contracts outstanding at June 30, 1998, approximately 49% of the Partnership's anticipated natural gas production for July 1998 through December 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.30 per Mmbtu before transaction and transportation costs. In addition, as of June 30, 1998, outstanding natural gas basis swap agreements hedged approximately 28% of the Partnership's anticipated natural gas production for July 1998 through September 1998.


RESULTS OF OPERATIONS

         Three Months Ended June 30, 1998 and 1997. Oil and gas revenues of $2,162,000 for the second quarter of 1998 decreased 43% compared to $3,821,000 in the corresponding quarter of 1997 primarily as a result of lower gas production. Production of natural gas decreased 43% from 1,796,000 Mcf in the second quarter of 1997 to 1,024,000 Mcf in the same period of 1998. Gas production decreased due to natural depletion.

         Interest income decreased 100% from $20,000 in the second quarter of 1997 to zero dollars in the current quarter. This was due to Kelley Oil funding its subscription commitment in its entirety during the second quarter of 1997.

         Lease operating expenses and severance taxes were $373,000 in the current quarter versus $831,000 in the second quarter of 1997. This 55% decrease was due in part to lower workover expenses incurred in the current quarter and the impact of lower current quarter production on lifting costs and severance taxes. On a unit of production basis, these expenses decreased from $0.45 per Mcfe in the second quarter of 1997 to $0.35 per Mcfe in the same quarter of 1998.

         The Partnership incurred exploration expenses in the second quarter of 1997 of $123,000 but did not incur any exploration expenses in the second quarter of 1998 reflecting the cessation of exploratory activities.

         General and administrative ("G&A") expenses of $211,000 in the current quarter decreased 10% from $234,000 in the second quarter of 1997, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, G&A expenses increased from $0.13 per Mcfe in the second quarter of 1997 to $0.20 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 45% from $1,308,000 in the second quarter of 1997 to $717,000 in the current quarter, primarily as a result of decreased production.

         The Partnership recognized net income of $861,000 or $0.04 per Unit for the second quarter of 1998 compared to second quarter 1997 net income of $1,345,000 or $0.06 per Unit. The reasons for the variance between the second quarter of 1998 and the second quarter of 1997 are described in the foregoing discussion.

         Six Months Ended June 30, 1998 and 1997. Oil and gas revenues of $4,812,000 for the first six months of 1998 decreased 46% compared to $8,928,000 in the corresponding period of 1997 primarily as a result of lower gas production and prices. Production of natural gas decreased 41% from 3,829,000 Mcf in the first half of 1997 to 2,275,000 Mcf in the current period. Natural gas prices decreased 10% to $2.03 per Mcf in the current period from $2.25 per Mcf in the first six months of 1997.

         Interest income decreased 100% from $135,000 in the first half of 1997 to zero dollars in the same period of 1998. This was due to Kelley Oil funding its subscription commitment in its entirety during the second quarter of 1997.

         Lease operating expenses and severance taxes were $739,000 in the first half of 1998 versus $1,571,000 in the first half of 1997. This 53% decrease was due in part to lower workover expenses incurred in the first half of 1998 and the impact of lower first half 1998 production on lifting costs and severance taxes. On a unit of production basis, these expenses decreased to $0.32 per Mcfe in the current period from $0.40 per Mcfe in the same period of 1997.

         The Partnership incurred exploration expenses in the first six months of 1997 of $246,000 but did not incur any exploration expenses in the current period reflecting the cessation of exploratory activities.

         G&A expenses of $449,000 in the current period decreased 4% from $468,000 in the first half of 1997, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, these expenses increased from $0.12 per Mcfe in the first six months of 1997 to $0.19 per Mcfe in the current period.

         DD&A expense decreased 36% from $2,453,000 in the first half of 1997 to $1,578,000 in the current period, primarily as a result of decreased current period production partially offset by higher current period depletion rates.

         The Partnership recognized net income of $2,046,000 or $0.09 per Unit for the first six months of 1998 compared to net income of $4,325,000 or $0.20 per Unit for the first half of 1997. The reasons for the variance between the first half of 1998 and the first half of 1997 are described in the foregoing discussion.

         The results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first six months of 1998, as reflected on its statement of cash flows, totaled $5,237,000. During the period, funds used in investing activities were comprised primarily of capital expenditures of $241,000 for development of the Partnership's oil and gas properties. For the first six months of 1998, funds used in financing activities consisted of cash distributions to partners of $4,996,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1997.

         Capital Resources. The capitalization of the Partnership was completed in 1997. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditures and working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. In March and May 1998, the Partnership made quarterly distributions of $0.11 and $0.12 per Unit, respectively, (aggregating $4,996,000) as compared to distributions of $0.22 and $0.20 per Unit in March and June 1997, respectively (aggregating $9,124,000). The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

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

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the second quarter of 1998.



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



                                               KELLEY PARTNERS 1994
                                               DEVELOPMENT DRILLING PROGRAM

                                               By: KELLEY OIL CORPORATION
                                                   Managing General Partner


Date: August 14, 1998          By:     /s/  KENNETH R. BICKETT
                                  --------------------------------------------
                                            Kenneth R. Bickett
                                                Controller
                                         (Duly Authorized Officer)
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

         Exhibits:

         Exhibit
         Numbers:    Exhibits
         --------    --------

            27 Financial Data Schedule (included only in the electronic filing of this document).