Form 10-Q
period 1998-09-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1998-11-16
CIK 915915

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1998             COMMISSION FILE NO. 0-23784



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


================================================================================

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
      Balance Sheets as of December 31, 1997 and September 30, 1998 (unaudited) .........................   2

      Statements of Income for the three months and nine months ended
         September 30, 1997 and 1998 (unaudited).........................................................   3

      Statements of Cash Flows for the nine months ended September 30, 1997 and 1998 (unaudited).........   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Management's Discussion and Analysis of Financial Condition and Results of Operations..............   6


PART II.  OTHER INFORMATION..............................................................................   9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                          DECEMBER 31,        SEPT. 30,
                                                                                              1997              1998
                                                                                          ------------      ------------
                                                                                                            (UNAUDITED)
ASSETS:
   Cash and cash equivalents............................................................  $         -       $         -
   Accounts receivable - trade..........................................................            59                29
   Accounts receivable - affiliates.....................................................         5,979             3,722
                                                                                          ------------      ------------
   Total current assets.................................................................         6,038             3,751
                                                                                          ------------      ------------
   Oil and gas properties, successful efforts method:
     Properties subject to amortization.................................................        45,209            45,316
     Less:  Accumulated depreciation, depletion and amortization........................       (29,466)          (31,708)
                                                                                          ------------      ------------
   Total oil and gas properties.........................................................        15,743            13,608
                                                                                          ------------      ------------
Total assets............................................................................  $     21,781      $     17,359
                                                                                          ============      ============
LIABILITIES:
   Accounts payable and accrued expenses................................................  $        487      $        257
                                                                                          ------------      ------------
   Total current liabilities............................................................           487               257
                                                                                          ------------      ------------
Total liabilities.......................................................................           487               257
                                                                                          ------------      ------------
PARTNERS' EQUITY:
   LP Unitholders' equity..............................................................          1,172               941
   GP Unitholders' equity..............................................................         19,280            15,485
   Managing and Special General Partners' equity.......................................            842               676
                                                                                          ------------      ------------
Total partners' equity.................................................................         21,294            17,102
                                                                                          ------------      ------------
Total liabilities and partners' equity..................................................  $     21,781      $     17,359
                                                                                          ============      ============


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED SEPT 30,     NINE MONTHS ENDED SEPT 30,
                                                              ---------------------------     --------------------------
                                                                1997               1998         1997              1998
                                                              --------           --------     --------          --------
REVENUES:
   Oil and gas sales........................................   $ 3,340           $ 1,897      $12,268           $ 6,709
   Interest income..........................................       --                --           135               --
                                                               -------           -------      -------           -------
   Total revenues...........................................     3,340             1,897       12,403             6,709
                                                               -------           -------      -------           -------

EXPENSES:

   Lease operating expenses.................................      (138)              413        1,104               900
   Severance taxes..........................................       149                97          478               349
   Exploration expenses.....................................       123               --           369               --
   General and administrative expenses......................       234               227          702               676
   Depreciation, depletion and amortization.................       949               664        3,402             2,242
                                                               -------           -------      -------           -------
   Total expenses ..........................................     1,317             1,401        6,055             4,167
                                                               -------           -------      -------           -------
Net income..................................................   $ 2,023           $   496      $ 6,348           $ 2,542
                                                               =======           =======      =======           =======


Net income allocable to LP and GP unitholders................  $ 1,943           $   476      $ 6,097           $ 2,441
                                                               =======           =======      =======           =======
Net income allocable to Managing and
   Special General Partners..................................  $    80           $    20      $   251           $   101
                                                               =======           =======      =======           =======
Net income per LP and GP unit................................  $   .09           $   .02      $   .29           $   .12
                                                               =======           =======      =======           =======
Average LP and GP units outstanding..........................   20,864            20,864       20,864            20,864
                                                               =======           =======      =======           =======


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED SEPT 30,
                                                                                        --------------------------
                                                                                          1997              1998
                                                                                        --------          --------
OPERATING ACTIVITIES:
   Net income........................................................................   $  6,348          $  2,542
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization .......................................      3,402             2,242
     Exploration expenses ...........................................................        369               --

  Changes in operating assets and liabilities:
     Decrease  in accounts receivable ...............................................        634             2,287
     Decrease in accounts payable and accrued expenses ..............................     (2,233)             (230)
                                                                                        --------          --------
   Net cash provided by operating activities ........................................      8,520             6,841
                                                                                        --------          --------

INVESTING ACTIVITIES:
   Capital expenditures .............................................................     (1,329)             (107)
                                                                                        --------          --------
   Net cash used in investing activities ............................................     (1,329)             (107)
                                                                                        --------          --------

FINANCING ACTIVITIES:
   Capital contributed by partners ..................................................      5,819               --
   Distribution of uncomitted capital ...............................................     (1,086)              --
   Distributions to partners ........................................................    (11,949)           (6,734)
                                                                                        --------          --------
   Net cash used in financing activities ............................................     (7,216)           (6,734)
                                                                                        --------          --------
Decrease in cash and cash equivalents ...............................................        (25)              --
Cash and cash equivalents, beginning of period ......................................         25               --
                                                                                        --------          --------
Cash and cash equivalents, end of period.............................................   $    --           $    --
                                                                                        ========          ========


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-K.

         Changes in Presentation. Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of September 30, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. Since inception,the Partnership participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells were found productive and 4 gross (2.67 net) wells were dry. See "liquidity and Capital Resources" below. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelley Oil & Gas Corporation ("KOGC"), owns 91.85% of the Units, together with its 3.94% managing general partnership interest.

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

           Through natural gas price swap agreements, approximately 62% and 44% of the Partnership's natural gas production for the third quarter of 1998 and first nine months of 1998, respectively, was affected by hedging transactions at an average NYMEX quoted price of $2.34 per Mmbtu and $2.30 per Mmbtu, respectively, before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $159,000 and $254,000 in the third quarter of 1998 and first nine months of 1998, respectively, as compared to estimated revenues had no hedging activities been conducted. As of September 30, 1998, approximately 48% of the Partnership's anticipated natural gas production for the remainder of 1998 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.28 per Mmbtu before transaction and transportation costs. The Partnership has also hedged approximately 46% of its anticipated natural gas production for the first four months of 1999 by natural gas swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. At September 30, 1998, the unrealized loss of the Partnership's existing hedging instruments for future production months in 1998 approximated $0.3 Million.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 1998 and 1997. Oil and gas revenues of $1,897,000 for the third quarter of 1998 decreased 43% compared to $3,340,000 in the corresponding quarter of 1997 primarily as a result of lower gas production. Production of natural gas decreased 35% from 1,467,000 Mcf in the third quarter of 1997 to 959,000 Mcf in the same period of 1998. Gas production decreased due to natural depletion.

         Lease operating expenses and severance taxes were $510,000 in the current quarter versus $11,000 in the third quarter of 1997. The third quarter of 1997 included an accrual adjustment for lease operating expense of $347,000. On a unit of production basis, these expenses increased from $0.24 per Mcfe in the third quarter of 1997 to $0.52 per Mcfe in the same quarter of 1998.

         The Partnership incurred exploration expenses in the third quarter of 1997 of $123,000 but did not incur any exploration expenses in the third quarter of 1998 reflecting the cessation of exploratory activities.

         General and administrative ("G&A") expenses of $227,000 in the current quarter decreased 3% from $234,000 in the third quarter of 1997, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, G&A expenses increased from $0.16 per Mcfe in the third quarter of 1997 to $0.23 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 30% from $949,000 in the third quarter of 1997 to $664,000 in the current quarter, primarily as a result of decreased production.

         The Partnership recognized net income of $496,000 or $0.02 per Unit for the third quarter of 1998 compared to third quarter 1997 net income of $2,023,000 or $0.09 per Unit. The reasons for the variance between the third quarter of 1998 and the third quarter of 1997 are described in the foregoing discussion.

         Nine Months Ended September 30, 1998 and 1997. Oil and gas revenues of $6,709,000 for the first nine months of 1998 decreased 45% compared to $12,268,000 in the corresponding period of 1997 primarily as a result of lower gas production and prices. Production of natural gas decreased 39% from 5,297,000 Mcf in the first nine months of 1997 to 3,234,000 Mcf in the current period. Natural gas prices decreased 10% to $1.99 per Mcf in the current period from $2.22 per Mcf in the first nine months of 1997.

         Interest income decreased from $135,000 in the first nine months of 1997 to zero dollars in the same period of 1998. This was due to Kelley Oil funding its subscription commitment in its entirety during the second quarter of 1997.

         Lease operating expenses and severance taxes were $1,249,000 in the first nine months of 1998 versus $1,582,000 in the first nine months of 1997. This 21% decrease was due in part to lower workover expenses incurred in the first nine months of 1998 and the impact of lower first nine months 1998 production on lifting costs and severance taxes. On a unit of production basis, these expenses increased to $0.37 per Mcfe in the current period from $0.29 per Mcfe in the same period of 1997.

         The Partnership incurred exploration expenses in the first nine months of 1997 of $369,000 but did not incur any exploration expenses in the current period reflecting the cessation of exploratory activities.

         G&A expenses of $676,000 in the current period decreased 4% from $702,000 in the first nine months of 1997, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, these expenses increased from $0.13 per Mcfe in the first nine months of 1997 to $0.20 per Mcfe in the current period.

         DD&A expense decreased 34% from $3,402,000 in the first nine months of 1997 to $2,242,000 in the current period, primarily as a result of decreased current period production partially offset by higher current period depletion rates.

         The Partnership recognized net income of $2,542,000 or $0.12 per Unit for the first nine months of 1998 compared to net income of $6,348,000 or $0.29 per Unit for the first nine months of 1997. The reasons for the variance between the first nine months of 1998 and the first nine months of 1997 are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first nine months of 1998, as reflected on its statement of cash flows, totaled $6,841,000. During the period, funds used in investing activities were comprised primarily of capital expenditures of $107,000 for development of the Partnership's oil and gas properties. For the first nine months of 1998, funds used in financing activities consisted of cash distributions to partners of $6,734,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1997.

         Capital Resources. The capitalization of the Partnership was completed in 1997. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditures and working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. In March, May, and August 1998, the Partnership made quarterly distributions of $0.11, $0.12 and $0.08 per Unit, respectively, (aggregating $6,734,000) as compared to distributions of $0.22, $0.20 and $0.13 per Unit in March, June, and August 1997, respectively (aggregating $11,949,000). The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

         Year 2000. KOGC, on behalf of the Partnership, has instigated reviews and evaluations in response to Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by KOGC, its vendors, and customers are unable to process year 2000 data. The planning phase is nearing completion and KOGC is well into implementing internal corrective measures.

         KOGC is working closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. Currently, more than 90% of the critical Year 2000 internal systems issues have been corrected. The remainder are expected to be installed and tested by mid-year 1999.

         KOGC has identified those vendors and others that it believes provide material services or are vital to its business. Discussions with these companies to determine their Year 2000 readiness are expected to be completed in the first quarter 1999. By mid-year 1999 KOGC plans to have completed its Year 2000 review and implemented necessary corrective measures.

         The cost of reviewing and implementing corrective measures for Year 2000 issues to date has not been material to KOGC or the Partnership and has been limited to use of KOGC and vendor personnel for review and implementation of corrective measures. KOGC expects the remainder of the Year 2000 review and corrective measures to not involve significant costs.

         Based on assessments to date and compliance plans in progress, management is of the opinion that Year 2000 issues, including the cost of implementing corrective measures, will not have a material impact on the business or operations of KOGC or the Partnership. Nevertheless, as indicated above, achieving Year 2000 readiness is subject to risk and uncertainties, especially regarding third parties, and there can be no assurance that KOGC or the Partnership will not be adversely affected by Year 2000 issues.

         The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Act.

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

Words such as "anticipates," "expects," "believes," "estimates," "projects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Partnership's Form 10-K mentioned above.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
                27         Financial Data Schedule (included only in the
                           electronic filing of this document).

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the third quarter of 1998.

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


                                     KELLEY PARTNERS 1994
                                     DEVELOPMENT DRILLING PROGRAM

                                     By:  KELLEY OIL CORPORATION
                                          Managing General Partner


Date: November 16, 1998              By:  /s/ Rick Lester
                                          ------------------------------
                                              Rick Lester
                                              Chief Financial Officer
                                              (Duly Authorized Officer)
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER:        DESCRIPTION
-------        -----------
  27           Financial Data Schedule (included only in the
               electronic filing of this document).