Form 10-K
period 1998-12-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1999-04-15
CIK 915915

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998         COMMISSION FILE NO. 0-23784


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 25, 1999, Kelley Partners 1994 Development Drilling Program had 20,864,414 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.

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

         During 1998, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil and its parent, KOGC, and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. KOGC was in compliance with its Credit Facility debt covenants at December 31, 1998, but was not in compliance as of March 31, 1999, which could result in all borrowing under such Credit Facility being declared immediately due and payable and the Credit Facility being terminated and payment of other KOGC subordinated obligations being accelerated. In addition, KOGC has other long-term debt repayments of $34.1 million scheduled to be made in December 1999. These uncertainties create substantial doubt about KOGC's ability to continue its operations as a going concern. To address these liquidity issues, KOGC is attempting to take the measures discussed in the following paragraphs.

         As a result of KOGC's financial difficulties, the Partnership could face a situation where it would either have to find a new Managing General Partner in order to continue operating or liquidate its assets and dissolve the Partnership. Certain events (as described in the Partnership Agreement) must occur for the Partnership to continue. In addition, the Partnership, as a guarantor of KOGC's borrowings under the Credit Facility, could be required to repay a portion of the borrowings in the event of a KOGC default. Therefore, substantial doubt exists about the Partnership's ability to continue its operations as a going concern.

         In April 1999, KOGC entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, KOGC will: (1) receive an $83 million cash payment (subject to certain post-closing adjustments), (2) retain a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retain 25% of its working interest in the Cotton Valley formation. In addition, Phillips will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving KOGC of significant operating, exploration and development costs in the future. The effective date of the transaction will be May 1, 1999 and is scheduled to close on April 30, 1999, subject to the parties obtaining required consents and meeting substantial closing requirements.

         As part of the Phillips transaction described above, the Partnership will convey its interest in the West Bryceland and Sailes fields to Phillips. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production.

         In addition, KOGC is negotiating a private offering of debt securities (the "Notes"), the net proceeds which will be used to repay all amounts outstanding under its Credit Facility, and some of which proceeds may be used to redeem or otherwise retire a portion of the outstanding convertible subordinated indebtedness. If issued, the Notes will be secured by a first lien on substantially all of KOGC's proved crude oil and natural gas properties and guaranteed by three entities wholly-owned by KOGC. The issuance of the Notes is conditioned upon the completion of the transaction with Phillips noted in the preceding paragraph and upon the completion of certain other conditions. There can be no assurance that the issuance of the Notes will be consummated on such terms, or at all.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors beyond its control, KOGC believes the net cash proceeds from the Phillips transaction and issuance of the Notes, if consummated, in conjunction with cash on hand and cash flow from operations will be sufficient to provide adequate working capital and fund its capital expenditure program during 1999. However, KOGC will continue to have significant debt outstanding and industry conditions beyond its control may adversely affect its results of operations and financial condition.

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

         Development and Production. As of January 1, 1999, the Partnership had participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells have been found to be productive and 4 gross (2.67 net) wells were dry. From its inception through December 31, 1998, the Partnership produced 22.8 Bcf of natural gas and 165,300 barrels of oil and natural gas liquids, generating total oil and gas revenues of $51.4 million, of which $44.5 million or $2.05 per Unit has been distributed to the partners.

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


ESTIMATED PROVED RESERVES

         General. Reserve estimates contained herein were prepared by H. J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers, as of January 1, 1997, 1998 and 1999.

         Quantities. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of January 1, 1997, 1998 and 1999. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                              AS OF JANUARY 1,
                                       ----------------------------
                                        1997       1998       1999
                                       ------     ------     ------
Crude oil and liquids (Mbbl):
   Proved developed ..............        118         81         57
   Proved undeveloped ............          5          2          2
                                       ------     ------     ------
     Total proved ................        123         83         59
                                       ======     ======     ======

Natural gas (Mmcf):
   Proved developed ..............     31,296     24,175     22,730
   Proved undeveloped ............      4,051      1,467      1,633
                                       ------     ------     ------
     Total proved ................     35,347     25,642     24,363
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

         Significant Fields. The following table sets forth certain information as of January 1, 1999 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                          PROVED RESERVES AT JANUARY 1, 1999                   1998 PRODUCTION
                                         --------------------------------------    ---------------------------------------
                                                                 GAS                                       GAS
                                          OIL        GAS     EQUIVALENT              OIL       GAS     EQUIVALENT
PROPERTY                                 (Mbbls)    (Mmcf)     (Mmcfe)      %      (Mbbls)     (Mmcf)    (Mmcfe)       %
--------                                 ------     ------     ------     -----     ------     ------     ------     -----
NORTH LOUISIANA:
   Sibley field ....................          9      7,710      7,764      31.4          3      1,211      1,229      30.4
   Sailes field ....................         32      7,190      7,382      29.9          6        946        982      24.3
   West Bryceland field ............          8      5,758      5,806      23.5          1        761        767      19.0
   Ada field .......................          7      3,680      3,722      15.1          2        784        796      19.7
SOUTH LOUISIANA:
   Fire Island field ...............         --         --         --        --          4        142        166       4.0
   Orange Grove/Humphreys field ....          3         25         43        .1          5         32         62       1.5
OTHER:
   As a group ......................         --         --         --        --         .5         38         41       1.1
                                         ------     ------     ------     -----     ------     ------     ------     -----
     Total .........................         59     24,363     24,717     100.0       21.5      3,914      4,043     100.0
                                         ======     ======     ======     =====     ======     ======     ======     =====

         As part of the Phillips transaction described above, the Partnership will convey its interests in the West Bryceland and Sailes fields to Phillips.


         Additional information regarding these fields is set forth below. Unless otherwise noted, well information is provided as of December 31, 1998, and reserve information is provided as of January 1, 1999:

                                 NORTH LOUISIANA

         Sibley Field. The Sibley field is located in Webster Parish, Louisiana. The Partnership has interests in 24 gross (4.5 net) wells producing from the Hosston A, B and C formations at depths ranging from 4,600 to 8,900 feet. Kelley Oil operates 16 of the wells. The Sibley field reserves are 100% proved developed.

         Sailes Field. The Sailes field is located in Bienville Parish, Louisiana. The Partnership has interests in 29 gross (10.2 net) wells producing from the Glen Rose, Hosston A, B and C formations at depths ranging from 7,200 to 9,900 feet. Kelley Oil operates 27 of the wells. The Sailes field reserves are 95.8% proved developed.

         West Bryceland Field. The West Bryceland field is located in Bienville Parish, Louisiana. The Partnership has interests in 21 gross (5.1 net) wells producing from the Hosston A, B and C formations at depths ranging from 7,100 to 10,000 feet. Kelley Oil operates 18 of the wells. The West Bryceland field reserves are 84.7% proved developed.

         Ada Field. The Ada field is located in Bienville and Webster Parishes, Louisiana. The Partnership has an interest in 5 gross (1.3 net) wells producing from the Hosston A and B formations at depths ranging from 7,500 to 8,600 feet. Kelley operates one of the wells. The Ada field reserves are 88.3% proved developed.

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


PRODUCTION, PRICE AND COST DATA

         The following tables set forth the oil and gas production, average sales price (including transfers) and average production costs (lifting cost plus ad valorem and severance taxes) per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1996, 1997 and 1998. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Information.

                             OIL AND GAS PRODUCTION

                                                                      YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1996       1997       1998
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids (Bbls).........      49,168     30,025     21,487
Natural gas (Mmcf)...........................................       7,872      6,727      3,914

                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                                      YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1996       1997       1998
                                                                   ------     ------     ------
Average sales price:
   Crude oil, condensate and natural gas liquids per Bbl.....      $21.59     $19.64     $13.48
   Natural gas per Mcf, including the effects of hedging.....        2.27       2.27       1.99

Oil and gas revenues per Mcfe................................        2.32       2.29       2.00
Average production costs per Mcfe............................         .29        .29        .37

OIL AND GAS WELLS

         As of December 31, 1998, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                         GROSS(1)      NET
                         -------     -------
Oil wells ..............       2         .38
Gas wells ..............      83       22.76
                         -------     -------
   Total ...............      85       23.14
                         =======     =======


     (1) One or more completions in the same hole are counted as one well; one of the wells has multiple completions.

         Wells Drilled. All of the wells drilled by the Partnership are development wells based on definitions in the Partnership Agreement of the Partnership. The following table sets forth the number of gross and net productive and dry development wells and exploratory wells drilled by the Partnership during the years ended December 31, 1996, 1997 and 1998, based on a narrower definition for development wells under guidelines established by the SEC.

                                 GROSS                GROSS                   NET                   NET
                           DEVELOPMENT WELLS     EXPLORATORY WELLS     DEVELOPMENT WELLS     EXPLORATORY WELLS
                           -----------------     -----------------     -----------------     -----------------
                           PRODUCTIVE    DRY     PRODUCTIVE    DRY     PRODUCTIVE    DRY     PRODUCTIVE   DRY
                           ----------    ---     ----------    ---     ----------    ---     ----------    ---
1996 ....................      38         --          --        --         10.11      --         --        --
1997 ....................       5         --          --        --          1.07      --         --        --
1998 ....................       1         --          --        --           .31      --         --        --


         Wells in Progress. At December 31, 1998, no wells were in progress of drilling.

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

HEDGING OF NATURAL GAS

         KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1998, the Company used price and basis swap agreements to hedge its exposure to possible declines in natural gas prices. Additional information concerning Partnership hedging activities during 1998 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

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

EMPLOYEES

         The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of December 31, 1998, Kelley Oil had 68 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationship with its employees is satisfactory.

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

         Regulation of Drilling and Production. Drilling and production operations of the Partnership are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites, and require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Partnership owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Partnership can produce from its wells and to limit the number of wells or the locations at which it can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

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

         Environmental regulations historically have been subject to frequent change by regulatory authorities, and the Partnership is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, the Partnership does not believe that changes to these regulations will materially adversely affect its competitive position because the Partnership's competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject the Partnership to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Partnership maintains insurance, which may provide protection to some extent against environmental liabilities, but the coverage of such insurance and the amount of protection afforded thereby cannot be predicted with respect to any particular possible environmental liability and may not be adequate to protect the Partnership from substantial expense.

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

         The CAA requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Partnership believes implementation of such amendments will not have a material adverse effect on its financial condition or results of operations. RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, the Partnership is not required to comply with a substantial portion of RCRA's requirements because its operations generate minimal quantities of hazardous wastes.

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

RISK FACTORS

         The Partnership cautions that the following risk factors could affect its actual results in the future, in addition to "Uncertainties in Estimating Reserves" and "Liquidity and Capital Resourses" discussed elsewhere in this Report.

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

         Operating Hazards and Uninsured Risks. Oil and gas drilling activities are subject to numerous risks, many of which are uninsurable, including the risk that no commercially viable oil or natural gas production will be obtained; many of such risks are beyond the Partnership's control. The decision to develop a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain, and overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Technical problems encountered in actual drilling, completion and workover activities can delay such activity and add substantial costs to a project. Further, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices and limitations in the market for products. Although domestic drilling activity is currently at a relatively low level, resulting in less demand for such services and a general decrease in service costs, there can be no assurance that such market conditions will continue.

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


                                     PART II

ITEM 5.  MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

         There is no market for the Units of the Partnership, and transfer of the Units is substantially restricted by the provisions of the Partnership Agreement. As of February 28, 1999, there were 658 holders of record of the Partnership's Units.

         The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.

                                               DISTRIBUTIONS
                                               -------------
1996
First quarter ................................. $  .12
Second quarter ................................    .18
Third quarter .................................    .18
Fourth quarter ................................    .21

1997
First quarter .................................    .22
Second quarter ................................    .20
Third quarter .................................    .13
Fourth quarter ................................    .10

1998
First quarter .................................    .11
Second quarter ................................    .12
Third quarter .................................    .08
Fourth quarter ................................    .07

1999
First quarter .................................    .05


         The distribution for each quarter in which payments were made represents substantially all of the Partnership's net available cash from the preceding quarter's operations. Distribution levels are affected by numerous factors, including oil and gas prices, production levels and operating costs, together with any working capital or debt service requirements.

         In addition to its regular distributions of net available cash from quarterly operations, the Partnership distributed $1.1 million of uncommitted capital (or a total of $0.25 per Unit) during 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                  FEBRUARY 28, 1994
                                                 (DATE OF INCEPTION)
                                                      THROUGH                      YEAR ENDED DECEMBER 31,
                                                     DECEMBER 31,    ------------------------------------------------
                                                         1994          1995          1996         1997         1998
                                                       --------      --------      --------     --------     --------
SUMMARY OF OPERATIONS:
   Total revenues ................................     $  1,140      $ 10,647      $ 20,240     $ 15,970     $  8,081
   Production expenses ...........................          126         1,123         2,348        2,036        1,515
   Exploration expenses ..........................        3,389         6,767           606          369           --
   General and administrative expenses ...........           89           620           854          934          854
   Interest expense ..............................           17            --            --           --           --
   Depreciation, depletion and amortization ......        1,618         6,617         5,536        4,631        3,080
   Impairment of oil and gas properties ..........           --        10,914            --           --           81
   Net income (loss) .............................       (4,099)      (15,394)       10,896        8,000        2,551
   Net income (loss) per Unit(1) .................         (.19)         (.71)          .50          .37          .12
   Units outstanding .............................       20,864        20,864        20,864       20,864       20,864


                                                                               AS OF  DECEMBER  31,
                                                       --------------------------------------------------------------
                                                         1994          1995          1996         1997         1998
                                                       --------      --------      --------     --------     --------
SUMMARY BALANCE SHEET DATA:
   Working capital (deficit) .....................     $    780      $ (4,515)     $  3,647     $  5,551     $  2,922
   Oil and gas properties, net ...................       14,122        12,715        19,035       15,743       12,668
   Total partners' equity ........................       14,902         8,200        22,682       21,294       15,590
   Total assets ..................................       17,917        15,733        25,479       21,781       15,764

(1)   Per Unit amounts are based on the Unitholders' 96.04% share of net income
      (loss).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued a total of 20,864,414 units of limited and general partner interests ("Units") at $3.00 per Unit for total subscription commitments of $62,593,242. The Units represent 96.04% of the total interests in the Partnership and consist of 1,194,782 Units of limited partner interests ("LP Units") and 19,669,632 Units of general partner interests ("GP Units") at December 31, 1998. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for subscription commitments of $2,580,897, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly-owned subsidiary of Kelley Oil & Gas Corporation ("KOGC"), owns 91.9% of the Units, together with its 3.94% managing general partnership interest.

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

         Hedging Activities. KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1998, KOGC used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, approximately 49% of the Partnership's natural gas production for 1998 was affected by hedging transactions at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. As of December 31, 1998, approximately 17% of the Partnership's anticipated natural gas production for 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. As of February 28, 1999, approximately 34% of the Partnership's anticipated natural gas production for 1999 has been hedged at an average NYMEX quoted price of $2.15 per Mmbtu before transaction and transportation. As of December 31, 1998, approximately 52% of the Partnership's anticipated natural gas production for 1999 has been hedged by natural gas basis swap agreements for production from January 1999 through September 1999. Hedging activities increased Partnership revenues by approximately $370,000 in 1998 as compared to estimated revenues had no hedging activities been conducted.

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

RESULTS OF OPERATIONS

         Years Ended December 31, 1998 and 1997. Oil and gas revenues of $8,081,000 for 1998 decreased 49% compared to $15,835,000 in 1997 as a result of lower production volumes and lower prices received for its oil and gas sold. Production of natural gas decreased 42% from 6,727,000 Mcf in 1997 to 3,914,000 Mcf in 1998. Production of crude oil decreased 28% from 30,025 barrels in 1997 to 21,487 barrels in 1998. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

         Interest income decreased from $135,000 in 1997 to zero in 1998, due to Kelley Oil having funded its subscription commitment in its entirety during the second quarter of 1997.

         Lease operating expenses and severance taxes were $1,515,000 in 1998 versus $2,036,000 in 1997. This decrease was primarily due to lower production levels. On a unit of production basis, these expenses increased 27% from 1997 at $0.29 per Mcfe to $0.37 per Mcfe in 1998.

         The Partnership expensed no exploration costs in 1998 a decrease from the 1997 level of $369,000.

         General and administrative expenses of $854,000 in 1998 decreased 9% from $934,000 in 1997, reflecting the Partnership's share of administration costs associated with development operations of KOGC. On a unit of production basis, these expenses increased from $0.14 per Mcfe in 1997 to $0.21 per Mcfe in 1998.

         Depreciation, depletion and amortization ("DD&A") expense decreased 33% from $4,631,000 in 1997 to $3,080,000 in 1998, primarily as a result of lower current period production. On a unit-of-production basis, DD&A increased from $0.67 per Mcfe in 1997 to $0.76 per Mcfe in 1998.

         In 1998, under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership recognized a non-cash impairment charge of $81 thousand against the carrying values of its proved oil and gas properties, for the year ended December 31, 1998 (see "Property Impairment under SFAS 121" in Note 2 to the Financial Statements).

         The Partnership recognized net income in 1998 of $2,551,000 or $0.12 per Unit compared to net income of $8,000,000 or $0.37 per Unit in 1997, reflecting the foregoing developments.

         Year Ended December 31, 1997 compared to Year Ended December 31, 1996. Oil and gas revenues of $15,835,000 for 1997 decreased 17% compared to $18,986,000 in 1996 as a result of lower production volumes. Production of natural gas decreased 15% from 7,872,000 Mcf in 1996 to 6,727,000 Mcf in 1997. Production of crude oil decreased 39% from 49,168 barrels in 1996 to 30,025 barrels in 1997. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

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

         Depreciation, depletion and amortization ("DD&A") expense decreased 16% from $5,536,000 in 1996 to $4,631,000 in 1997, primarily as a result of lower current period production. On a unit-of-production basis, DD&A decreased from $0.68 per Mcfe in 1996 to $0.67 per Mcfe in 1997.

         The Partnership recognized net income in 1997 of $8,000,000 or $0.37 per Unit compared to net income of $10,896,000 or $0.50 per Unit in 1996, reflecting the foregoing developments.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during 1998, as reflected on its statements of cash flows, totaled $8,341,000. During the year, funds used in investing and financing activities were comprised primarily of property and equipment expenditures of $86,000 for exploration and development of the Partnership's oil and gas properties and distributions to partners aggregating $8,255,000. As a result of these activities, the Partnership's cash and cash equivalents was zero at December 31, 1997 and December 31, 1998.

         During 1998, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil and its parent, KOGC, and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. KOGC was in compliance with its Credit Facility debt covenants at December 31, 1998, but was not in compliance as of March 31, 1999, which could result in all borrowing under such Credit Facility being declared immediately due and payable and the Credit Facility being terminated and payment of other KOGC subordinated obligations being accelerated. In addition, KOGC has other long-term debt repayments of $34.1 million scheduled to be made in December 1999. These uncertainties create substantial doubt about KOGC's ability to continue its operations as a going concern. To address these liquidity issues, KOGC is attempting to take the measures discussed in the following paragraphs.

         As a result of KOGC's financial difficulties, the Partnership could face a situation where it would either have to find a new Managing General Partner in order to continue operating or liquidate its assets and dissolve the Partnership. Certain events (as described in the Partnership Agreement) must occur for the Partnership to continue. In addition, the Partnership, as a guarantor of KOGC's borrowings under the Credit Facility, could be required to repay a portion of the borrowings in the event of a KOGC default. Therefore, substantial doubt exists about the Partnership's ability to continue its operations as a going concern.

         In April 1999, KOGC entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, KOGC will: (1) receive an $83 million cash payment (subject to certain post-closing adjustments), (2) retain a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retain 25% of its working interest in the Cotton Valley formation. In addition, Phillips will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving KOGC of significant operating, exploration and development costs in the future. The effective date of the transaction will be May 1, 1999 and is scheduled to close on April 30, 1999, subject to the parties obtaining required consents and meeting substantial closing requirements.

         As part of the Phillips transaction described above, the Partnership will convey its interests in the West Bryceland and Sailes fields to Phillips. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production.

         In addition, KOGC is negotiating a private offering of debt securities (the "Notes"), the net proceeds which will be used to repay all amounts outstanding under its Credit Facility, and some of which proceeds may be used to redeem or otherwise retire a portion of the outstanding convertible subordinated indebtedness. If issued, the Notes will be secured by a first lien on substantially all of KOGC's proved crude oil and natural gas properties and guaranteed by three entities wholly-owned by KOGC. The issuance of the Notes is conditioned upon the completion of the transaction with Phillips noted in the preceding paragraph and upon the completion of certain other conditions. There can be no assurance that the issuance of the Notes will be consummated on such terms, or at all. Following the issuance of the Notes, KOGC likely will not have access to a revolving credit facility to supplement its cash needs and its ability to incur additional indebtedness will be substantially limited.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors beyond its control, KOGC believes the net cash proceeds from the Phillips transaction and issuance of the Notes, if consummated, in conjunction with cash on hand and cash flow from operations will be sufficient to provide adequate working capital and fund its capital expenditure program during 1999. However, KOGC will continue to have significant debt outstanding and industry conditions beyond its control may adversely affect its results of operations and financial condition.

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

         On February 29, 1996, the Contemplated Capital exceeded the Committed Expenditures. Accordingly, the excess Contemplated Capital aggregating $4,345,000 or $0.20 per Unit was distributed as a return of capital during 1996. In 1996, Kelley Oil initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating costs. These efforts generated cost savings that have effectively reduced the February 1996 estimate for Committed Expenditures. As a result, during 1997 Kelley Oil revised its estimate of the necessary partnership capital and distributed additional uncommitted funds of $1,086,000 or $0.05 per Unit to the partners as a return of capital.

         During the first six months of 1997, Kelley Oil contributed the final portion of its commitment to the Partnership with capital contributions of $5,819,000. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditure and working capital needs.

         KOGC's bank credit facility provides for a maximum $140.0 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 1, 2000 (the "Credit Facility"). The Partnership and Joint Venture are guarantors under the Credit Facility. The Credit Facility is secured by all the oil and gas properties and other assets of KOGC and its subsidiaries, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership. At December 31, 1998 the borrowing base was $117 million.

         Distribution Policy. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. The Partnership made four quarterly distributions in 1998 aggregating $0.38 per Unit or a total of $7,928,000, along with $327,000 to the Managing and Special General Partners for their interests. In March 1999, the Partnership made a quarterly distribution of $0.05 per Unit or a total of $1,043,000, along with $43,000 to the Managing and Special General Partners for their interests. The distributions in each quarter generally represented substantially all of the Partnership's net available cash from prior quarter operations. The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

         Year 2000. KOGC, on behalf of the Partnership, has instigated reviews and evaluations in response to Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by KOGC, its vendors, and customers are unable to process year 2000 data. The planning phase is completed and KOGC is nearing completion of internal corrective measures.

         KOGC is working closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. Currently, more than 90% of the critical Year 2000 internal systems issues have been tested and corrected. The remainder are expected to be installed and tested by the end of the third quarter of 1999.

         KOGC has identified those vendors and others that it believes provide material services or are vital to its business. Discussions with these companies to determine their Year 2000 readiness are expected to be completed in the second quarter of 1999. By mid-year 1999 KOGC plans to have completed its Year 2000 review and implemented necessary corrective measures.

         The cost of reviewing and implementing corrective measures for Year 2000 issues to date has not been material to KOGC or the Partnership and has been limited to use of Company and vendor personnel for review and implementation of corrective measures. KOGC expects the remainder of the Year 2000 review and corrective measures to not involve significant costs.

         Based on assessments to date and compliance plans in progress, management is of the opinion that Year 2000 issues, including the cost of implementing corrective measures, will not have a material impact on the business or operations of KOGC or the Partnership. Nevertheless, as indicated above, achieving Year 2000 readiness is subject to risk and uncertainties, especially regarding third parties, and there can be no assurance KOGC or the Partnership will not be adversely affected by Year 2000 issues.

         The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Act.

         Inflation and Changing Prices. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and natural gas prices (including the effects of hedging) received by the Partnership during the periods indicated.

                                                  AVERAGE     AVERAGE
                                                 OIL PRICE   GAS PRICE
                                                  ($/Bbl)     ($/Mcf)
                                                 ---------   ---------
YEAR ENDED:
   December 31, 1996 ............................ $ 21.59     $ 2.27
   December 31, 1997 ............................   19.64       2.27
   December 31, 1998 ............................   13.48       1.99

ITEM 7A.   MARKET RISK DISCLOSURE

         See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM:                                                     PAGE
                                                                                                       ----

Independent Auditors' Report .........................................................................  19
Balance Sheets - December 31, 1997 and 1998 ..........................................................  20
Statements of Operations - For the years ended December 31, 1996, 1997 and 1998 ......................  21
Statements of Cash Flows - For the years ended December 31, 1996, 1997 and 1998 ......................  22
Statements of Changes in Partners' Equity - For the years ended December 31, 1996, 1997 and 1998 .....  23
Notes to Financial Statements ........................................................................  24

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Kelley Partners 1994 Development Drilling Program:


         We have audited the accompanying balance sheets of Kelley Partners 1994 Development Drilling Program (a Texas limited partnership) as of December 31, 1997 and 1998 and the related statements of operations, cash flows, and changes in partners' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1994 Development Drilling Program as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements for the year ended December 31, 1998 have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's Managing General Partner's liquidity issues and difficulties in meeting certain loan agreement covenants raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Houston, Texas
April 13, 1999

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                             1997        1998
                                                                          --------      --------
ASSETS:
   Cash .............................................................     $     --      $     --
   Accounts receivable - trade ......................................           59            20
   Accounts receivable - affiliates .................................        5,979         3,076
                                                                          --------      --------
     Total current assets ...........................................        6,038         3,096
                                                                          --------      --------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization .............................       45,209        45,294
     Less:  Accumulated depreciation, depletion & amortization ......      (29,466)      (32,627)
                                                                          --------      --------
     Total oil and gas properties ...................................       15,743        12,667
                                                                          --------      --------
   Total assets .....................................................     $ 21,781      $ 15,763
                                                                          ========      ========

LIABILITIES:
   Accounts payable and accrued expenses ............................     $    487      $    173
                                                                          --------      --------
     Total current liabilities ......................................          487           173
                                                                          --------      --------
   Total liabilities ................................................          487           173
                                                                          --------      --------

PARTNERS' EQUITY:
   LP Unitholders' equity ...........................................        1,172           857
   GP Unitholders' equity ...........................................       19,280        14,116
   Managing and Special General Partners' equity ....................          842           617
                                                                          --------      --------
     Total partners' equity .........................................       21,294        15,590
                                                                          --------      --------
   Total liabilities and partners' equity ...........................     $ 21,781      $ 15,763
                                                                          ========      ========


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                             YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1996       1997        1998
                                                                        -------     -------     -------
REVENUES:
   Oil and gas sales ..............................................     $18,986     $15,835     $ 8,081
   Interest income ................................................       1,254         135          --
                                                                        -------     -------     -------
     Total revenues ...............................................      20,240      15,970       8,081
                                                                        -------     -------     -------

COSTS AND EXPENSES:
   Lease operating expenses .......................................       1,636       1,402       1,102
   Severance taxes ................................................         712         634         413
   Exploration expenses ...........................................         606         369          --
   General and administrative expenses ............................         854         934         854
   Depreciation, depletion and amortization .......................       5,536       4,631       3,080
   Impairment of oil and gas properties ...........................          --          --          81
                                                                        -------     -------     -------
     Total expenses ...............................................       9,344       7,970       5,530
                                                                        -------     -------     -------
Net income ........................................................     $10,896     $ 8,000     $ 2,551
                                                                        =======     =======     =======

Net income allocable to LP and GP unitholders .....................     $10,465     $ 7,684     $ 2,450
                                                                        =======     =======     =======

Net income allocable to managing and special general partners .....     $   431     $   316     $   101
                                                                        =======     =======     =======

Net income per LP and GP unit .....................................     $   .50     $   .37     $   .12
                                                                        =======     =======     =======

Average LP and GP Units outstanding ...............................      20,864      20,864      20,864
                                                                        =======     =======     =======


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                 1996          1997          1998
                                                                               --------      --------      --------
OPERATING ACTIVITIES:
   Net income (loss) .....................................................     $ 10,896      $  8,000      $  2,551
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation, depletion and amortization ............................        5,536         4,631         3,080
     Impairment of oil and gas properties ................................           --            --            81
     Exploration expenses ................................................          606           369            --
     Gain on sale of oil and gas properties ..............................          (89)           --            --
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable ........................       (4,396)          381         2,942
       Increase (decrease) in other assets ...............................           21            --            --
       Increase (decrease) in accounts payable and accrued expenses ......       (3,819)       (2,310)         (313)
                                                                               --------      --------      --------
   Net cash provided by operating activities .............................        8,755        11,071         8,341
                                                                               --------      --------      --------

INVESTING ACTIVITIES:
   Capital expenditures ..................................................      (13,235)       (1,708)          (86)
   Sale of other non-current assets ......................................           82            --            --
   Sale of oil and gas properties ........................................          780            --            --
                                                                               --------      --------      --------
   Net cash used in investing activities .................................      (12,373)       (1,708)          (86)
                                                                               --------      --------      --------

FINANCING ACTIVITIES:
   Capital contributed by partners .......................................       22,920         5,819            --
   Distributions .........................................................      (14,989)      (14,121)       (8,255)
   Distributions of uncommitted capital ..................................       (4,345)       (1,086)           --
                                                                               --------      --------      --------
   Net cash provided by (used in) financing activities ...................        3,586        (9,388)       (8,255)
                                                                               --------      --------      --------

   Increase (decrease) in cash and cash equivalents ......................          (32)          (25)           --

Cash and cash equivalents, beginning of period ...........................           57            25            --
                                                                               --------      --------      --------
Cash and cash equivalents, end of period .................................     $     25      $     --      $     --
                                                                               ========      ========      ========


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                                               MANAGING
                                                                                 AND
                                                                               SPECIAL
                                                      LP           GP          GENERAL
                                                  UNITHOLDERS   UNITHOLDERS    PARTNERS        TOTAL
                                                  -----------    --------      --------      --------
Partners' equity at January 1, 1996 ..........     $  1,985      $  4,751      $  1,464      $  8,200
                                                   --------      --------      --------      --------

Capital contributed ..........................           --        22,920            --        22,920
Return of capital contributed ................         (236)       (3,937)         (172)       (4,345)
Distributions ................................         (813)      (13,583)         (593)      (14,989)
Net income ...................................          591         9,874           431        10,896
                                                   --------      --------      --------      --------
Partners' equity at December 31, 1996 ........        1,527        20,025         1,130        22,682
                                                   --------      --------      --------      --------

Capital contributed ..........................           --         5,571           248         5,819
Return of capital contributed ................          (60)         (983)          (43)       (1,086)
Distributions ................................         (772)      (12,790)         (559)      (14,121)
Transfers ....................................           39           211          (250)           --
Net income ...................................          438         7,246           316         8,000
                                                   --------      --------      --------      --------
Partners' equity at December 31, 1997 ........        1,172        19,280           842        21,294
                                                   --------      --------      --------      --------

Distributions ................................         (454)       (7,474)         (327)       (8,255)
Net income ...................................          140         2,310           101         2,632
                                                   --------      --------      --------      --------
Partners' equity at December 31, 1998 ........     $    857      $ 14,116      $    617      $ 15,590
                                                   ========      ========      ========      ========


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, INDUSTRY CONDITIONS AND LIQUIDITY

         Organization. Kelley Partners 1994 Development Drilling Program, a Texas limited partnership (the "Partnership"), commenced operations on February 28, 1994 upon completion of a public offering of 20,864,414 units of limited partner interests and general partner interests (the "Units") in the Partnership at $3.00 per Unit. Subscribers for more than 3,333 Units were entitled to defer up to 90% of their subscriptions, with deferred subscriptions payable when called through November 30, 1994. As of December 31, 1998, all Unit subscriptions were paid. In addition to the Units, Kelley Oil Corporation, the managing general partner of the Partnership ("Kelley Oil") contributed $2,568,000 to the Partnership for its 3.94% general partner interest, and David
L. Kelley, special general partner of the Partnership, had contributed $13,000 for his .02% general partner interest.

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

         As of December 31, 1998, Kelley Oil owned 19,163,889 (91.9%) Units. The Partnership has no officers, directors or employees. The officers and employees of Kelley Oil perform the management and administrative functions of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses.

         During 1998, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil and its parent, KOGC and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. KOGC was in compliance with its Credit Facility debt covenants at December 31, 1998, but was not in compliance as of March 31, 1999, which could result in all borrowing under such Credit Facility being declared immediately due and payable and the Credit Facility being terminated and payment of other KOGC subordinated obligations being accelerated. In addition, KOGC has other long-term debt repayments of $34.1 million scheduled to be made in December 1999. These uncertainties create substantial doubt about KOGC's ability to continue its operations as a going concern. To address these liquidity issues, KOGC is attempting to take the measures discussed in the following paragraphs.

         As a result of KOGC's financial difficulties, the Partnership could face a situation where it would either have to find a new Managing General Partner in order to continue operating or liquidate its assets and dissolve the Partnership. Certain events (as described in the Partnership Agreement) must occur for the Partnership to continue. In addition, the Partnership, as a guarantor of KOGC's borrowings under the Credit Facility, could be required to repay a portion of the borrowings in the event of a KOGC default. Therefore, substantial doubt exists about the Partnership's ability to continue its operations as a going concern.

         In April 1999, KOGC entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, KOGC will: (1) receive an $83 million cash payment (subject to certain post-closing adjustments), (2) retain a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retain 25% of its working interest in the Cotton Valley formation. In addition, Phillips will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving KOGC of significant operating, exploration and development costs in the future. The effective date of the transaction will be May 1, 1999 and is scheduled to close on April 30, 1999, subject to the parties obtaining required consents and meeting substantial closing requirements.

         As part of the Phillips transaction described above, the Partnership will convey its interests in the West Bryceland and Sailes fields to Phillips. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserves at January 1, 1999 and approximately one-half of its total 1998 production.

         In addition, KOGC is negotiating a private offering of debt securities (the "Notes"), the net proceeds which will be used to repay all amounts outstanding under its Credit Facility, and some of which proceeds may be used to redeem or otherwise retire a portion of the outstanding convertible subordinated indebtedness. If issued, the Notes will be secured by a first lien on substantially all of KOGC's proved crude oil and natural gas properties and guaranteed by three entities wholly-owned by KOGC. The issuance of the Notes is conditioned upon the completion of the transaction with Phillips noted in the preceding paragraph and upon the completion of certain other conditions. There can be no assurance that the issuance of the Notes will be consummated on such terms, or at all. Following the issuance of the Notes, KOGC likely will not have access to a revolving credit facility to supplement its cash needs and its ability to incur additional indebtedness will be substantially limited.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors beyond its control, KOGC believes the net cash proceeds from the Phillips transaction and issuance of the Notes, if consummated, in conjunction with cash on hand and cash flow from operations will be sufficient to provide adequate working capital and fund its capital expenditure program during 1999. However, KOGC will continue to have significant debt outstanding and industry conditions beyond its control may adversely affect its results of operations and financial condition.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Property Impairment under SFAS 121. Under Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"), certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of a decline in its proved reserves at January 1, 1999 from year-earlier levels, the Partnership performed an assessment of the fair value of its oil and gas properties, which indicated an impairment should be recognized as of year end. Under this analysis, the fair value for the Company's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Company recognized a non-cash impairment charge of $81 thousand against the carrying value of its proved oil and gas properties under SFAS 121, at December 31, 1998.

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

         Derivative Financial Instruments. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future natural gas production principally as a hedge against natural gas price declines. See Note 5 - "Hedging Activities" for a discussion of the Partnership's accounting policies related to hedging activities.

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

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of December 31, 1998, there are no adjustments ("Other Comprehensive Income") to net income in deriving comprehensive income.

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Changes in Presentation. Certain financial statement items in 1996 and 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3 - CASH DISTRIBUTIONS

         The table below details cash distributions per LP and GP Unit, other than the return of uncommitted capital, by quarter paid.

               1996
               ----
               First quarter ..........    $   .12
               Second quarter .........        .18
               Third quarter ..........        .18
               Fourth quarter .........        .21
                                           -------
                  Total ...............    $   .69
                                           =======

               1997
               ----
               First quarter ..........    $   .22
               Second quarter .........        .20
               Third quarter ..........        .13
               Fourth quarter .........        .10
                                           -------
                  Total ...............    $   .65
                                           =======

               1998
               ----
               First quarter ..........    $   .11
               Second quarter .........        .12
               Third quarter ..........        .08
               Fourth quarter .........        .07
                                           -------
                  Total ...............    $   .38
                                           =======


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

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Unitholders have a 96.04% share and the general partners have a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

         For the years ended December 31, 1996, 1997 and 1998, Kelley Oil was reimbursed by the Partnership for costs directly associated with acquisition, exploration and development activities aggregating $1,245,000, $369,000 and zero, respectively, and for its allocable portion of general and administrative expenses aggregating $753,000, $934,000 and $854,000, respectively. For the year ended December 31, 1996, the Partnership capitalized $611,000 of allocated direct costs to oil and gas properties.

         Kelley Partners advanced approximately $1,879,000 on behalf of the Partnership prior to the closing of the Partnership's offering of Units for the purpose of funding drilling activities. The entire amount of these advances, together with interest at a market rate, was repaid following the closing of the Partnership's offering.

         In December 1996, KOGC entered into a new revolving credit facility with a group of banks, as amended December 1, 1997 (the "Credit Facility"). The agreement for the Credit Facility provides for a maximum $140 million ($125 million prior to amendment) revolving credit loan, which requires the payment of interest only until December 2000, when all borrowings will be repayable. The Partnership and Joint Venture are guarantors under the Credit Facility. The Credit Facility is secured by all the oil and gas properties and other assets of KOGC and its subsidiaries, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership. At December 31, 1998 the borrowing base was $117 million.

         Substantially all of the Partnership's gas sales are made to an affiliated company, Concorde Gas Marketing, Inc., an indirect wholly-owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. For 1996, 1997 and 1998, the fee was 2% of the resale price for marketed natural gas.

NOTE 5 - HEDGING ACTIVITIES

           KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1998, the KOGC used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, approximately 49% of the Partnership's natural gas production for 1998 was affected by its hedging transactions at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. As of December 31, 1998, approximately 17% of the Partnership's anticipated natural gas production for 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. As of February 28, 1999, approximately 34% of the Partnership's anticipated natural gas production for 1999 has been hedged at an average NYMEX quoted price of $2.15 per Mmbtu before transaction and transportation costs. As of December 31, 1998, approximately 52% of the Partnership's anticipated natural gas production for 1999 has been hedged by natural gas basis swap agreements for production from January 1999 through September 1999. Hedging activities increased Partnership revenues by approximately $370,000 in 1998 as compared to estimated revenues had no hedging activities been conducted.

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

                                 (IN THOUSANDS)
                                                                          YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                      1996         1997         1998
                                                                    --------     --------     --------
Evaluated properties subject to amortization ...................    $ 43,870     $ 45,209     $ 45,294
Accumulated depreciation, depletion and amortization ...........     (24,835)     (29,466)     (32,626)
                                                                    --------     --------     --------
   Net capitalized costs .......................................    $ 19,035     $ 15,743     $ 12,668
                                                                    ========     ========     ========

         Costs Incurred. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $13,235,000, $1,708,000 and $85,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

         Reserves. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1996, 1997 and 1998.

                                                            CRUDE OIL, CONDENSATE
                                                            AND NATURAL GAS LIQUIDS                     NATURAL GAS
                                                                    (Mbbls)                                (Mmcf)
                                                       ---------------------------------      ---------------------------------
                                                         1996        1997         1998         1996         1997          1998
                                                       -------      -------      -------      -------      -------      -------
Proved developed and undeveloped reserves:
   Beginning of year .............................         167          123           83       58,640       35,347       25,642
   Revisions of previous estimates ...............           7          (10)          (3)     (15,438)      (2,978)       2,635
   Extensions and discoveries ....................          --           --           --          439           --           --
    Sales of reserves in place ...................          (2)          --           --         (422)          --           --
   Production ....................................         (49)         (30)         (21)      (7,872)      (6,727)      (3,914)
                                                       -------      -------      -------      -------      -------      -------
     End of year .................................         123           83           59       35,347       25,642       24,363
                                                       =======      =======      =======      =======      =======      =======

Proved developed reserves at end of year .........         118           81           57       31,296       24,175       22,730
                                                       =======      =======      =======      =======      =======      =======


         Standardized Measure. The table of the Standardized Measure of Discounted Future Net Cash Flows relating to the Partnership's ownership interests in proved oil and gas reserves as of December 31, 1996, 1997 and 1998 is shown below.


                                 (IN THOUSANDS)
                                                                                      DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1996           1997            1998
                                                                       ---------      ---------      ---------
Future cash inflows ..............................................     $ 129,261      $  64,664      $  49,978
Future production costs ..........................................       (11,520)       (13,817)       (15,017)
Future development costs .........................................        (3,063)        (1,759)        (1,327)
                                                                       ---------      ---------      ---------
   Future net cash flows .........................................       114,678         49,088         33,634
10% annual discount for estimating timing of cash flows ..........       (39,540)       (17,764)       (14,031)
                                                                       ---------      ---------      ---------
   Standardized measure of discounted future net cash flows ......     $  75,138      $  31,324      $  19,603
                                                                       =========      =========      =========

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

         The standardized measure of discounted future net cash flows as of December 31, 1996, 1997 and 1998 was calculated using prices in effect as of those dates, which had a weighted average of $24.93, $17.18 and $9.88, respectively, per barrel of oil and $3.66, $2.47 and $2.03, respectively, per Mcf of natural gas.

         Changes in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  1996           1997         1998
                                                                --------      --------      --------
Changes due to current year operations:
   Sales of oil and gas, net of production costs ..........     $(16,638)     $(13,799)     $ (6,566)
   Sales of oil and gas properties ........................         (780)           --            --
   Extensions and discoveries .............................          264            --            --
   Development costs incurred during the year .............       12,395         2,189           233
Changes due to revisions in standardized variables:
   Prices and production costs ............................       48,749       (30,889)       (8,506)
   Revisions of previous quantity estimates ...............      (36,503)       (3,872)        2,151
   Estimated future development costs .....................          178          (587)         (252)
   Accretion of discount ..................................        5,611         7,514         3,132
   Production rates (timing) and other ....................        5,750        (4,370)       (1,913)
                                                                --------      --------      --------
     Net increase (decrease) ..............................       19,026       (43,814)      (11,721)
   Beginning of year ......................................       56,112        75,138        31,324
                                                                --------      --------      --------
     End of year ..........................................     $ 75,138      $ 31,324      $ 19,603
                                                                ========      ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION

GENERAL

         The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 68 employees as of December 31, 1998, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting and administration.

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

                                                                                                OFFICER
                                                                                                   OR
                                                                                              DIRECTOR OF
                                                                                              THE COMPANY
NAME                             AGE     POSITION                                                 SINCE
----                             ---     --------                                             -----------
John F. Bookout ...............   76     President, Chief Executive Officer and a director        1996
Rick G. Lester ................   47     Senior Vice President and Chief Financial Officer        1998
Dallas D. Laumbach ............   62     Senior Vice Presidents' Exploration and Production       1996


         John F. Bookout joined Kelley Oil as Chairman of the Board, President and Chief Executive Officer in February 1996. He served as Chairman of the Board of Contour Production Company L.L.C. ("Contour") since its inception in 1993.

         Rick G. Lester was elected Senior Vice President and Chief Financial Officer and a director of Kelley Oil in October 1998. Previously, he was Vice President and Chief Financial Officer of Domain Energy Corporation.

         Dallas D. Laumbach has served as Senior Vice President "Exploration and Production and a director of Kelley Oil since February 1996 and has served concurrently as President of Concorde Gas, Inc. since August 1996. He previously served as Senior Vice President of Contour commencing in December 1993. Before joining Contour, Mr. Laumbach served in positions of increasing responsibility for 24 years at Shell Oil Company, concluding as Manager-Business Development in Shell's Head Office.


BENEFICIAL OWNERSHIP REPORTING

         Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

         Not applicable.  See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         The following table sets forth information as of December 31, 1998 with respect to the only person known by the Partnership to own beneficially more than five percent of the Partnership's Units.

                                AMOUNT & NATURE
NAME AND ADDRESS OF              OF BENEFICIAL            PERCENT
BENEFICIAL OWNER                   OWNERSHIP              OF CLASS
-------------------             ---------------           --------
Kelley Oil Corporation            19,163,889              91.85%
601 Jefferson, Suite 1100          Direct
Houston, Texas  77002


MANAGEMENT

         The following table sets forth information as of December 31, 1998 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.

                                AMOUNT & NATURE
NAME AND ADDRESS OF              OF BENEFICIAL            PERCENT
BENEFICIAL OWNER                  OWNERSHIP(1)            OF CLASS
-------------------             ---------------           --------

John F. Bookout                        --                    --
Dallas D. Laumbach                     --                    --
Rick G. Lester                         --                    --
All directors and officers
   as a group (9 persons)             None                  None


     (1)  Represents direct beneficial ownership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Unitholders have a 96.04% share and the General Partners a 3.96% share in the costs and revenues of the Partnership. Allocations of costs and revenues to Unitholders are made in accordance with the number of Units owned. The General Partners contributed $2,580,897 to the Partnership for their 3.96% interest. Costs and expenses incurred by Kelley Oil in connection with the syndication and organization of the Partnership aggregating approximately $750,000 were reimbursed by the Partnership in 1994 and charged to partners' equity. For further discussion on Related Transactions see Note 4 to Notes to Financial Statements.


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

     (b)  REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1999.


                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM


              By: KELLEY OIL CORPORATION, Managing General Partner



By: /s/ John F. Bookout                            By:  /s/ Rick G. Lester
   -------------------------                          -------------------------
        John F. Bookout                                     Rick G. Lester
    Chief Executive Officer                            Senior Vice President
                                                     and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 15th day of April, 1999 by the following persons in their capacity as directors of the Registrant's managing general partner.



   /s/ John F. Bookout                                  /s/ Dallas D. Laumbach
----------------------------                          -------------------------
       John F. Bookout                                      Dallas D. Laumbach



   /s/ Rick G. Lester
----------------------------
       Rick Lester