Form 10-Q
period 1999-06-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1999-08-16
CIK 915915

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


    FOR THE QUARTER ENDED JUNE 30, 1999       COMMISSION FILE NO. 0-23784



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
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
      Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited) ..............................   2

      Statements of Income for the three months and six months ended
         June 30, 1998 and 1999 (unaudited)..............................................................   3

      Statements of Cash Flows for the six months ended June 30, 1998 and 1999 (unaudited)...............   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Management's Discussion and Analysis of Financial Condition and Results of Operations..............   7


PART II.  OTHER INFORMATION..............................................................................  11

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                DECEMBER 31,       JUNE 30,
                                                                                    1998              1999
                                                                                ------------      ------------
                                                                                                  (UNAUDITED)
ASSETS:
   Cash and cash equivalents ..............................................     $         --      $         --
   Accounts receivable - trade ............................................               20                10
   Accounts receivable - affiliates .......................................            3,076             9,717
                                                                                ------------      ------------
   Total current assets ...................................................            3,096             9,727
                                                                                ------------      ------------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization ...................................           45,294            32,429
     Less:  Accumulated depreciation, depletion and amortization ..........          (32,627)          (26,632)
                                                                                ------------      ------------
   Total oil and gas properties ...........................................           12,667             5,797
                                                                                ------------      ------------
Total assets ..............................................................           15,763      $     15,524
                                                                                ============      ============

LIABILITIES:
   Accounts payable and accrued expenses ..................................     $        173      $        141
                                                                                ------------      ------------
   Total current liabilities ..............................................              173               141
                                                                                ------------      ------------
Total liabilities .........................................................              173               141
                                                                                ------------      ------------

PARTNERS' EQUITY:
   LP Unitholders' equity .................................................              857               846
   GP Unitholders' equity .................................................           14,116            13,928
   Managing and Special General Partners' equity ..........................              617               609
                                                                                ------------      ------------
Total partners' equity ....................................................           15,590            15,383
                                                                                ------------      ------------
Total liabilities and partners' equity ....................................     $     15,763      $     15,524
                                                                                ============      ============


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           1998             1999             1998             1999
                                                       ------------     ------------     ------------     ------------
REVENUES:
   Oil and gas sales .............................     $      2,162     $        874     $      4,812     $      2,101
   Gain on sale of properties ....................               --            2,012               --            2,012
                                                       ------------     ------------     ------------     ------------
   Total revenues ................................            2,162            2,886            4,812            4,113
                                                       ------------     ------------     ------------     ------------

EXPENSES:
   Lease operating expenses ......................              259              160              487              333
   Severance taxes ...............................              114               45              252              108
   Exploration expenses ..........................               --               --               --               --
   General and administrative expenses ...........              211              120              449              211
   Depreciation, depletion and amortization ......              717              252            1,578              625
                                                       ------------     ------------     ------------     ------------
   Total expenses ................................            1,301              577            2,766            1,277
                                                       ------------     ------------     ------------     ------------
Net income .......................................     $        861     $      2,309     $      2,046     $      2,836
                                                       ============     ============     ============     ============


Net income allocable to LP and GP unitholders ....     $        827     $      2,218     $      1,965     $      2,724
                                                       ============     ============     ============     ============
Net income allocable to Managing and
   Special General Partners ......................     $         34     $         91     $         81     $        112
                                                       ============     ============     ============     ============

Net income per LP and GP unit ....................     $        .04     $        .11     $        .09     $        .13
                                                       ============     ============     ============     ============

Average LP and GP units outstanding ..............           20,864           20,864           20,864           20,864
                                                       ============     ============     ============     ============


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------
                                                                      1998              1999
                                                                 ------------      ------------
OPERATING ACTIVITIES:
   Net income ..............................................     $      2,046      $      2,836
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of properties ............................               --            (2,012)
     Depreciation, depletion and amortization ..............            1,578               625
     Exploration expenses ..................................               --                --
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ............            1,909             1,695
     Decrease in accounts payable and accrued expenses .....             (296)              (32)
                                                                 ------------      ------------
   Net cash provided by operating activities ...............            5,237             3,112
                                                                 ------------      ------------

INVESTING ACTIVITIES:
   Capital expenditures ....................................             (241)              (70)
                                                                 ------------      ------------
   Net cash used in investing activities ...................             (241)              (70)
                                                                 ------------      ------------

FINANCING ACTIVITIES:
   Capital contributed by partners .........................               --                --
   Distributions to partners ...............................           (4,996)           (3,042)
                                                                 ------------      ------------
   Net cash used in financing activities ...................           (4,996)           (3,042)
                                                                 ------------      ------------
Decrease in cash and cash equivalents ......................               --                --
Cash and cash equivalents, beginning of period .............               --                --
                                                                 ------------      ------------
Cash and cash equivalents, end of period ...................     $         --      $         --
                                                                 ============      ============


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - GENERAL, INDUSTRY CONDITIONS AND LIQUIDITY

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 1999 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 2 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

         During 1998 and through the first quarter of 1999, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation) ("Contour") and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. To address these liquidity issues, Contour has taken the measures discussed in the following paragraphs.

         In April 1999, Contour entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, Contour: (1) received an $83 million cash payment (which includes $8.3 million held in escrow as of June 30, 1999 subject to certain post-closing adjustments), (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving Contour of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999.

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $8.3 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. As of June 30, 1999, the Partnership has a receivable of $8.3 million from Kelley Oil. Distribution of the sales proceeds is expected in the third quarter of 1999.

         In April 1999, Contour negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of Contour's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by Contour. On June 2, 1999, Contour offered to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest to the date of the repurchase, in accordance with the Notes indenture. On June 30, 1999, Contour funded $37.5 million for the repurchase (including $1.1 million for accrued interest and commitment fee and $1.4 million premium).

         In April 1999, Contour began an offer to purchase ("Offer to Purchase") the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount. On May 17, 1999, Contour funded the repurchase of $46.1 million of the Securities through the Offer to Purchase at a cost of approximately $28.5 million (not including accrued interest paid of $1.2 million).

          The net proceeds from the combination of these transactions and cash on hand were used by Contour to repay all borrowings outstanding under its credit facility of $115.5 million plus accrued interest, to fund cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million, to fund the repurchase of $46.1 million aggregate principal amount of Contour's 7 7/8% convertible Subordinated Notes due December 15, 1999 and 8 1/2% Convertible Subordinated Debentures due April 1, 2000, at a cost of approximately $28.5 million, all at May 17, 1999 and to repurchase $35 million of Notes at 104% of their principal amount. Contour will use any remaining net proceeds for general corporate purposes.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors which are beyond Contour's control, Contour believes that the cash on hand subsequent to the consummation of the above transactions and the recent increase in oil and natural gas prices, if continued, will sustain its operations over the short-term. However, Contour will continue to have significant debt outstanding and limited ability to incur further indebtedness, which, combined with industry conditions beyond its control, may adversely affect its financial condition, results of operations and cash flows.

         Changes in Presentation. Certain 1998 financial statement items have been reclassified to conform to the 1999 presentation.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of June 30, 1999, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

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

         SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of SFAS 133 is encouraged, but retroactive application to periods prior to adoption is not allowed.
The Partnership is currently evaluating the impact of SFAS 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation) ("Contour"), owns 91.85% of the Units, together with its 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         Drilling Operations. Since inception, the Partnership participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells were found productive and 4 gross (2.67 net) wells were dry. See "Liquidity and Capital Resources" below.

         Hedging Activities. Contour periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. Contour's hedging activities also cover the gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. Contour has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         Through natural gas price swap agreements, approximately 52% and 60% of the Partnership's natural gas production for the second quarter of 1999 and first half of 1999, respectively, was affected by hedging transactions at an average NYMEX quoted price of $2.11 per Mmbtu and $2.21per Mmbtu, respectively, before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $34,000 and $277,000 in the second quarter of 1999 and first half of 1999, respectively, as compared to estimated revenues had no hedging activities been conducted. As of June 30, 1999, approximately 24% of the Partnership's anticipated natural gas production for the remainder of 1999 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $1.93 per Mmbtu before transaction and transportation costs. Per additional hedging activities since June 30, 1999, approximately 38% of the Partnership's anticipated natural gas production for the remainder of 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.10 per Mmbtu before transaction and transportation costs. In addition, as of June 30, 1999, outstanding natural gas basis swap agreements hedged approximately 45% of the Partnership's anticipated natural gas production for the remainder of 1999.


RESULTS OF OPERATIONS

         Three Months Ended June 30, 1999 and 1998. Oil and gas revenues of $874,000 for the second quarter of 1999 decreased 60% compared to $2,162,000 in the corresponding quarter of 1998 primarily as a result of lower gas production. Production of natural gas decreased 57% from 1,024,000 Mcf in the second quarter of 1998 to 444,000 Mcf in the same period of 1999. Gas production decreased due to the sale of properties to Phillips Petroleum Company and natural depletion. In the second quarter of 1999, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips Petroleum Company. This transaction resulted in a second quarter 1999 gain on sale of properties of $2,012,000, see Liquidity and Capital Resources for further discussion.

         Lease operating expenses and severance taxes were $205,000 in the current quarter versus $373,000 in the second quarter of 1998. This 45% decrease was primarily due to the sale of properties in the second quarter of 1999. On a unit of production basis, these expenses increased from $0.35 per Mcfe in the second quarter of 1998 to $0.44 per Mcfe in the same quarter of 1999.

         General and administrative ("G&A") expenses of $120,000 in the current quarter decreased 43% from $211,000 in the second quarter of 1998, reflecting the Partnership's share of administration costs associated with operations of Contour. On a unit of production basis, G&A expenses increased from $0.20 per Mcfe in the second quarter of 1998 to $0.26 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 65% from $717,000 in the second quarter of 1998 to $252,000 in the current quarter, primarily as a result of decreased production related to the sale of properties in the second quarter of 1999.

         The Partnership recognized net income of $2,309,000 or $0.11 per Unit for the second quarter of 1999 compared to second quarter 1998 net income of $861,000 or $0.04 per Unit. The reasons for the variance between the second quarter of 1999 and the second quarter of 1998 are described in the foregoing discussion.

         Six Months Ended June 30, 1999 and 1998. Oil and gas revenues of $2,101,000 for the first six months of 1999 decreased 56% compared to $4,812,000 in the corresponding period of 1998 primarily as a result of lower gas production and prices. Production of natural gas decreased 51% from 2,275,000 Mcf in the first half of 1998 to 1,113,000 Mcf in the current period primarily due to the sale of properties in the first half of 1999 to Phillips Petroleum Company, see below. Natural gas prices decreased 11% to $1.80 per Mcf in the current period from $2.03 per Mcf in the first six months of 1998. In the second quarter of 1999, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips Petroleum Company. This transaction resulted in a second quarter 1999 gain on sale of properties of $2,012,000, see Liquidity and Capital Resources for further discussion.

         Lease operating expenses and severance taxes were $441,000 in the first half of 1999 versus $739,000 in the first half of 1998. This 40% decrease was primarily due to the sale of properties in the first half of 1999. On a unit of production basis, these expenses increased to $0.39 per Mcfe in the current period from $0.32 per Mcfe in the same period of 1998.

         G&A expenses of $211,000 in the current period decreased 53% from $449,000 in the first half of 1998, reflecting the Partnership's share of administration costs associated with operations of Contour. On a unit of production basis, these expenses decreased from $0.19 per Mcfe in the first six months of 1998 to $0.18 per Mcfe in the current period.

         DD&A expense decreased 60% from $1,578,000 in the first half of 1998 to $625,000 in the current period, primarily as a result of decreased current period production related to the sale of properties in the first half of 1999.

         The Partnership recognized net income of $2,836,000 or $0.13 per Unit for the first six months of 1999 compared to net income of $2,046,000 or $0.09 per Unit for the first half of 1998. The reasons for the variance between the first half of 1999 and the first half of 1998 are described in the foregoing discussion.

         The results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the Partnership's operating results to be expected for the full year.


LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first six months of 1999, as reflected on its statement of cash flows, totaled $3,112,000. During the period, funds used in investing activities reflected capital expenditures of $70,000. For the first six months of 1999, funds used in financing activities consisted of cash distributions to partners of $3,042,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1998.

         During 1998 and through the first quarter of 1999, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. To address these liquidity issues, Contour has taken the measures discussed in the following paragraphs.

         In April 1999, Contour entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, Contour: (1) received an $83 million cash payment (which includes $8.3 million held in escrow as of June 30, 1999 subject to certain post-closing adjustments), (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving Contour of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999.

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $8.3 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. As of June 30, 1999, the Partnership has a receivable of $8.3 million from Kelley Oil. Distribution of the sales proceeds is expected in the third quarter of 1999.

         In April 1999, Contour negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of Contour's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by Contour. On June 2, 1999, Contour offered to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest to the date of the repurchase, in accordance with the Notes indenture. On June 30, 1999 Contour funded $37.5 million for the repurchase (including $1.1 million for accrued interest and commitment fee and $1.4 million premium).

         In April 1999, Contour began an offer to purchase ("Offer to Purchase") the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount. On May 17, 1999, Contour funded the repurchase of $46.1 million of the Securities through the Offer to Purchase at a cost of approximately $28.5 million (not including accrued interest paid of $1.2 million).

         The net proceeds from the combination of these transactions and cash on hand were used by Contour to repay all borrowings outstanding under its credit facility of $115.5 million plus accrued interest, to fund cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million to fund the repurchase of $46.1 million aggregate principal amount of Contour's 7 7/8% convertible Subordinated Notes due December 15, 1999 and 8 1/2% Convertible Subordinated Debentures due April 1, 2000, at a cost of approximately $28.5 million, all at May 17, 1999 and to repurchase $35 million of Notes at 104% of their principal amount. Contour will use any remaining net proceeds for general corporate purposes.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors which are beyond Contour's control, Contour believes that the cash on hand subsequent to the consummation of the above transactions and the recent increase in oil and natural gas prices, if continued, will sustain its operations over the short-term. However, Contour will continue to have significant debt outstanding and limited ability to incur further indebtedness, which, combined with industry conditions beyond its control, may adversely affect its financial condition, results of operations and cash flows.

         Capital Resources. The capitalization of the Partnership was completed in 1997. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditures and working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. In March and May 1999, the Partnership made quarterly distributions of $0.05 and $0.09 per Unit, respectively, (aggregating $3,042,000) as compared to distributions of $0.11 and

$0.12 per Unit in March and May 1998, respectively (aggregating $4,996,000). The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

         Year 2000. Contour has begun reviews and evaluations in response to Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by Contour, its vendors, and customers are unable to process year 2000 data.

          Contour has worked closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. All of the critical Year 2000 internal systems issues have been tested and corrected, where necessary.

         Contour has identified those vendors and others that it believes provide material services or are vital to its business. Discussions and correspondence with these companies to determine their Year 2000 readiness have begun and are expected to be completed in the third quarter of 1999.

         The cost of reviewing and implementing corrective measures for Year 2000 issues to date has not been material to Contour or the Partnership and has been limited to use of Contour and vendor personnel for review and implementation of corrective measures. Contour does not expect the remainder of the Year 2000 review and corrective measures to involve significant costs.

         Based on assessments to date and compliance plans in progress, management is of the opinion that Year 2000 issues, including the cost of implementing corrective measures, will not have a material impact on the business or operations of Contour or the Partnership. Nevertheless, as indicated above, achieving Year 2000 readiness is subject to risk and uncertainties, especially regarding third parties, and there can be no assurance Contour or the Partnership will not be adversely affected by Year 2000 issues.

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

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the second quarter of 1999.

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



                                        KELLEY PARTNERS 1994
                                        DEVELOPMENT DRILLING PROGRAM

                                        By:  KELLEY OIL CORPORATION
                                             Managing General Partner


Date: August 16, 1999                   By:        /s/Rick G. Lester
                                            ---------------------------------
                                                    Rick G. Lester
                                                Chief Financial Officer
                                               (Duly Authorized Officer)
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
-------                  -----------
  27     Financial Data Schedule (included only in the electronic filing of this document).