Form 10-Q
period 1999-09-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 1999-11-15
CIK 915915

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1999             COMMISSION FILE NO. 0-23784



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


PART I.   FINANCIAL INFORMATION                                                                           PAGE
                                                                                                          ----
          Item I.  Financial Statements:
          Balance Sheets as of December 31, 1998 and September 30, 1999 (unaudited) ........................  2

          Statements of Income for the three months and nine months ended
             September 30, 1998 and 1999 (unaudited)........................................................  3

          Statements of Cash Flows for the nine months ended September 30, 1998 and 1999 (unaudited)........  4

          Notes to Financial Statements (unaudited).........................................................  5

          Item II.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  7

          Item III. Quantitative and Qualitative Disclosure About Market Risk............................... 10

PART II.  OTHER INFORMATION................................................................................. 11

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                               DECEMBER 31,   SEPT. 30,
                                                                                  1998          1999
                                                                               ------------   ---------
                                                                                             (UNAUDITED)
ASSETS:
   Cash and cash equivalents ..............................................     $     --      $     --
   Accounts receivable - trade ............................................           20            23
   Accounts receivable - affiliates .......................................        3,076           893
                                                                                --------      --------
   Total current assets ...................................................        3,096           916
                                                                                --------      --------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization ...................................       45,294        32,528
     Less:  Accumulated depreciation, depletion and amortization ..........      (32,627)      (26,921)
                                                                                --------      --------
   Total oil and gas properties ...........................................       12,667         5,607
                                                                                --------      --------
Total assets ..............................................................     $ 15,763      $  6,523
                                                                                ========      ========

LIABILITIES:
   Accounts payable and accrued expenses ..................................     $    173      $    176
                                                                                --------      --------
   Total current liabilities ..............................................          173           176
                                                                                --------      --------
Total liabilities .........................................................          173           176
                                                                                --------      --------

PARTNERS' EQUITY:
   LP Unitholders' equity .................................................          857           349
   GP Unitholders' equity .................................................       14,116         5,747
   Managing and Special General Partners' equity ..........................          617           251
                                                                                --------      --------
Total partners' equity ....................................................       15,590         6,347
                                                                                --------      --------
Total liabilities and partners' equity ....................................     $ 15,763      $  6,523
                                                                                ========      ========


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                                        ----------------------------  ---------------------------
                                                            1998            1999         1998           1999
                                                        -----------     ------------  ---------     -------------
REVENUES:
   Oil and gas sales ..................................     $ 1,897       $   727       $ 6,709        $ 2,828
   Gain on sale of properties .........................          --            --            --          2,012
                                                            -------       -------       -------        -------
   Total revenues .....................................       1,897           727         6,709          4,840
                                                            -------       -------       -------        -------

EXPENSES:
   Lease operating expenses ...........................         413           110           900            443
   Severance taxes ....................................          97            58           349            166
   Exploration expenses ...............................          --            --            --             --
   General and administrative expenses ................         227           129           676            340
   Depreciation, depletion and amortization ...........         664           289         2,242            914
                                                            -------       -------       -------        -------
   Total expenses .....................................       1,401           586         4,167          1,863
                                                            -------       -------       -------        -------
Net income ............................................     $   496       $   141       $ 2,542        $ 2,977
                                                            =======       =======       =======        =======


Net income allocable to LP and GP unitholders .........     $   476       $   135       $ 2,441        $ 2,859
                                                            =======       =======       =======        =======
Net income allocable to Managing and
   Special General Partners ...........................     $    20       $     6       $   101        $   118
                                                            =======       =======       =======        =======

Net income per LP and GP unit .........................     $   .02       $   .01       $   .12        $   .14
                                                            =======       =======       =======        =======

Average LP and GP units outstanding ...................      20,864        20,864        20,864         20,864
                                                            =======       =======       =======        =======

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPT. 30,
                                                                              ---------------------------
                                                                                  1998          1999
                                                                              ----------      -----------
OPERATING ACTIVITIES:
   Net income .............................................................     $  2,542      $  2,977
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of properties ...........................................           --        (2,012)
     Depreciation, depletion and amortization .............................        2,242           914
     Exploration expenses .................................................           --            --
   Changes in operating assets and liabilities:
     Decrease in accounts receivable ......................................        2,287         2,180
     (Decrease)  increase in accounts payable and accrued expenses ........         (230)            3
                                                                                --------      --------
   Net cash provided by operating activities ..............................        6,841         4,062
                                                                                --------      --------

INVESTING ACTIVITIES:
   Capital expenditures ...................................................           --          (169)
   Proceeds from sale of properties .......................................         (107)        8,326
                                                                                --------      --------
   Net cash (used in) provided by investing activities ....................         (107)        8,157
                                                                                --------      --------

FINANCING ACTIVITIES:
   Distributions to partners ..............................................       (6,734)      (12,219)
                                                                                --------      --------
   Net cash used in financing activities ..................................       (6,734)      (12,219)
                                                                                --------      --------
Decrease in cash and cash equivalents .....................................           --            --
Cash and cash equivalents, beginning of period ............................           --            --
                                                                                --------      --------
Cash and cash equivalents, end of period ..................................     $     --      $     --
                                                                                ========      ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - GENERAL, INDUSTRY CONDITIONS AND LIQUIDITY

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 1999 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 2 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

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

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $8.3 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. The sales proceeds were distributed to the Partnership in the third quarter of 1999.

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

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of September 30, 1999, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

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

         In April 1999, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips Petroleum Company for $8.3 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. The sales proceeds were distributed to the Partnership in the third quarter of 1999.

         Drilling Operations. Since inception, the Partnership participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells were found productive and 4 gross (2.67 net) wells were dry. See "Liquidity and Capital Resources" below.

         Hedging Activities. Contour periodically uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour's hedging activities also cover the natural gas and crude oil production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on natural gas and crude oil forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. Contour has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         Through natural gas price swap agreements, approximately 54% and 44% of the Partnership's natural gas production for the third quarter of 1999 and first nine months of 1999, respectively, was affected by hedging transactions at an average NYMEX quoted price of $2.09 per Mmbtu and $2.18 per Mmbtu, respectively, before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 46% and 17% of its crude oil production for the third quarter of 1999 and the first nine months of 1999, respectively, at average NYMEX quoted prices of $20.00 per bbl, before transaction and transportation costs. Hedging activities decreased Partnership revenues by approximately $136,000 in the third quarter of 1999 and increased Partnership revenues by approximately $142,000 in the first nine months of 1999 as compared to estimated revenues had no hedging activities been conducted. As of September 30, 1999, approximately 22% of the Partnership's anticipated natural gas production for the remainder of 1999 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.13 per Mmbtu before transaction and transportation costs. As of September 30, 1999, approximately 56% of the Partnership's anticipated crude oil production for the remainder of 1999 had been hedged by crude oil price swap agreements at an average NYMEX quoted price of $20.00 per bbl., before transaction and transportation costs.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 1999 and 1998. Oil and gas revenues of $727,000 for the third quarter of 1999 decreased 62% compared to $1,897,000 in the corresponding quarter of 1998 primarily as a result of lower gas production. Production of natural gas decreased 60% from 959,000 Mcf in the third quarter of 1998 to 387,000 Mcf in the same period of 1999. Gas production decreased due to the sale of properties to Phillips Petroleum Company, see Liquidity and Capital Resources for further discussion and natural depletion.

         Lease operating expenses and severance taxes were $168,000 in the current quarter versus $510,000 in the third quarter of 1998. This 67% decrease was primarily due to the sale of properties in the second quarter of 1999. On a unit of production basis, these expenses increased from $0.52 per Mcfe in the third quarter of 1998 to $0.42 per Mcfe in the same quarter of 1999.

         General and administrative ("G&A") expenses of $129,000 in the current quarter decreased 43% from $227,000 in the third quarter of 1998, reflecting the Partnership's share of administration costs associated with operations of Contour. On a unit of production basis, G&A expenses increased from $0.23 per Mcfe in the third quarter of 1998 to $0.32 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 56% from $664,000 in the third quarter of 1998 to $289,000 in the current quarter, primarily as a result of decreased production related to the sale of properties in the second quarter of 1999.

         The Partnership recognized net income of $141,000 or $0.01 per Unit for the third quarter of 1999 compared to third quarter 1998 net income of $496,000 or $0.02 per Unit. The reasons for the variance between the third quarter of 1999 and the third quarter of 1998 are described in the foregoing discussion.

         Nine Months Ended September 30, 1999 and 1998. Oil and gas revenues of $2,828,000 for the first nine months of 1999 decreased 58% compared to $6,709,000 in the corresponding period of 1998 primarily as a result of lower gas production and prices. Production of natural gas decreased 54% from 3,234,000 Mcf in the first nine months of 1998 to 1,500,000 Mcf in the current period primarily due to the sale of properties to Phillips Petroleum Company. Natural gas prices decreased 5% to $1.89 per Mcf in the current period from $1.99 per Mcf in the first nine months of 1998. In the second quarter of 1999, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips Petroleum Company. This transaction resulted in a second quarter 1999 gain on sale of properties of $2,012,000, see Liquidity and Capital Resources for further discussion.

         Lease operating expenses and severance taxes were $609,000 in the first nine months of 1999 versus $1,249,000 in the first nine months of 1998. This 51% decrease was primarily due to the sale of properties in the first half of 1999. On a unit of production basis, these expenses increased to $0.39 per Mcfe in the current period from $0.37 per Mcfe in the same period of 1998.

         G&A expenses of $340,000 in the current period decreased 50% from $676,000 in the first nine months of 1998, reflecting the Partnership's share of administration costs associated with operations of Contour. On a unit of production basis, these expenses increased from $0.20 per Mcfe in the first nine months of 1998 to $0.22 per Mcfe in the current period.

         DD&A expense decreased 59% from $2,242,000 in the first nine months of 1998 to $914,000 in the current period, primarily as a result of decreased current period production related to the sale of properties in the first half of 1999.

         The Partnership recognized net income of $2,977,000 or $0.14 per Unit for the first nine months of 1999 compared to net income of $2,542,000 or $0.12 per Unit for the first nine months of 1998. The reasons for the variance between the first nine months of 1999 and the first nine months of 1998 are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first nine months of 1999, as reflected on its statement of cash flows, totaled $4,062,000. During the period, funds provided by investing activities included proceeds from the sale of properties to Phillips of $8,326,000 partially offset by capital expenditures of $169,000. For the first nine months of 1999, funds used in financing activities consisted of cash distributions to partners of $12,219,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1998.

         During 1998 and through the first quarter of 1999, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil Corporation and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. To address these liquidity issues, Contour has taken the measures discussed in the following paragraphs.

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

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $8.3 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. The sales proceeds were distributed to the Partnership in the third quarter of 1999.

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

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. In March, May and August 1999, the Partnership made quarterly distributions of $0.05, $0.09 and $0.42 per Unit (includes $0.38 per unit related to the proceeds from the sale of properties to Phillips) , respectively, (aggregating $12,219,000) as compared to distributions of $0.11, $0.12 and $0.08 per Unit in March, May and August 1998, respectively (aggregating $6,734,000). The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

         Year 2000. Contour has reviewed and evaluated its Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by Contour, its vendors, and customers are unable to process year 2000 data.

         Contour has worked closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. All of the critical Year 2000 internal systems issues have been tested and corrected, where necessary.

         Contour identified those vendors and others that it believes provide material services or are vital to its business. Discussions and correspondence with these companies to determine their Year 2000 readiness have been conducted throughout 1999 and are essentially complete.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Hedging Activities.

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

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the third quarter of 1999.

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



                                        KELLEY PARTNERS 1994
                                        DEVELOPMENT DRILLING PROGRAM

                                        By:  KELLEY OIL CORPORATION
                                             Managing General Partner


Date: November 15, 1999                 By:          /s/ Rick G. Lester
                                             -----------------------------------
                                                         Rick G. Lester
                                                     Chief Financial Officer
                                                    (Duly Authorized Officer)
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER:                            EXHIBIT
-------                            -------
  27                  Financial Data Schedule (included only in the electronic
                      filing of this document).