Form 10-K
period 1999-12-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 2000-04-03
CIK 915915

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999          COMMISSION FILE NO. 0-23784


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 24, 2000, Kelley Partners 1994 Development Drilling Program had 20,864,414 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.

================================================================================

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

         General. Kelley Partners 1994 Development Drilling Program, a Texas limited partnership (the "Partnership") formed in 1994 to develop oil and gas properties located onshore in Louisiana. The Partnership issued a total of 20,864,414 units of limited and general partner interests ("Units"), representing 96.04% of the total interests in the Partnership, for $62,593,242. Of this amount, the Partnership distributed $4.3 million and $1.1 million of uncommitted capital during 1996 and 1997, respectively. See "Development and Production" below. The Units consist of 1,194,782 Units of limited partner interests ("LP Units") and 19,669,632 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner interests, representing the remaining 3.96% of the total interests in the Partnership, for $2,580,897. In the aggregate, Kelley Oil Corporation, a Delaware corporation, the managing general partner of the Partnership (the "Managing General Partner" or "Kelley Oil"), owns 92.2% of the total interests of the Partnership. Kelley Oil is a subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation) collectively with its subsidiaries, "Contour".

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

         In 1999, Contour undertook several strategic actions in response to the severe downturn in the industry in 1998 caused by low commodity prices and the closing of the capital markets to smaller oil and gas companies. These actions, described below, were designed to increase the near-term liquidity of Contour, Kelley Oil and the Partnership, provide capital for ongoing capital expenditure programs and establish a stronger base for future growth.

         In April 1999, Contour entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana ("Phillips Transaction"). Pursuant to the agreement, Contour: (1) received an $83 million cash payment, (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving Contour of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999.

         As part of the Phillips Transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $8.3 million. The Partnership's reserve quantities attributable to such fields represented approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. The sales proceeds were distributed to the Partnership in the third quarter of 1999.

         In April 1999, Contour negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of Contour's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by Contour. In accordance with the Notes indenture, on June 30, 1999, Contour funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

         On May 17, 1999, Contour funded $28.5 million to repurchase $46.1 million of the outstanding principal amounts of its 77/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount (not including accrued interest paid of $1.2 million).

          In addition, on May 17, 1999, Contour repaid all borrowings outstanding under its credit facility of $115.5 million plus accrued interest and terminated the revolving credit facility and funded cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million. Contour used net proceeds remaining from the transactions for general corporate purposes.

         Contour has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above, have provided Contour with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, Contour continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, as Contour does not have a revolving credit facility, it also does not have ready access to incremental sources of capital to supplement its operational requirements. Contour believes that it has the ability for the foreseeable future based on its current condition, including economic conditions, to meet all obligations as they come due and fund its current capital expenditure program from cash on hand and operational cash flows. However, because of the combination of the factors described herein and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that Contour will be able to fund future obligations.

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

         Development and Production. As of January 1, 2000, the Partnership had participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells have been found to be productive and 4 gross (2.67 net) wells were dry. From its inception through December 31, 1999, the Partnership produced 24.5 Bcf of natural gas and 174,092 barrels of oil and natural gas liquids, generating total oil and gas revenues of $54.8 million, $57.0 million or $2.62 per Unit has been distributed to the partners (includes $8.3 million or $0.38 per unit related to the Phillips Transaction).

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


ESTIMATED PROVED RESERVES

         General. The estimated gross quantities of proved and proved developed reserves for properties in which the Partnership owns interests were prepared as of January 1, 1998, 1999 and 2000, by an independent petroleum engineering firm. For the reserves at January 1, 2000, Contour applied appropriate Partnership revenue interests to determine the Partnership's net proved reserves shown below.

         Quantities. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of January 1, 1998, 1999 and 2000. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                                      AS OF JANUARY 1,
                                             -----------------------------------
                                               1998         1999         2000
                                             --------     --------     ---------
Crude oil and liquids (Mbbl):
   Proved developed.......................         81           57            16
   Proved undeveloped.....................          2            2             1
                                             --------     --------     ---------
     Total proved.........................         83           59            17
                                             ========     ========     =========

Natural gas (Mmcf):
   Proved developed                            24,175       22,730         9,312
   Proved undeveloped.....................      1,467        1,633           754
                                             --------     --------     ---------
     Total proved.........................     25,642       24,363        10,066
                                             ========     ========     =========


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

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                PROVED RESERVES AT JANUARY 1, 2000         1999 PRODUCTION
                                ----------------------------------  ---------------------------------
                                                     GAS                                GAS
                                   OIL      GAS   EQUIVALENT          OIL      GAS   EQUIVALENT
PROPERTY                         (MBBLS)   (MMCF)  (MMCFE)     %    (MBBLS)   (MMCF)  (MMCFE)     %
                                 -------   ------ ---------- -----  -------   ------ ---------- -----
NORTH LOUISIANA:
   Sibley field ...............        6    6,919    6,955    68.4        1      909      915    50.8
   Sailes field ...............       --       --       --      --        2      542      554    30.8
   West Bryceland field .......       --       --       --      --       --      216      216    12.0
   Ada field ..................        5    3,126    3,156    31.0       --       50       50     2.8
SOUTH LOUISIANA:
   Orange Grove/Humphreys field        6       21       57      .6        5       31       61     3.4
OTHER:
   As a group .................       --       --       --      --       .8       --        5      .2
                                  ------   ------   ------   -----   ------   ------   ------   -----
     Total ....................       17   10,066   10,168   100.0      8.8    1,748    1,801   100.0
                                  ======   ======   ======   =====   ======   ======   ======   =====


         As part of the Phillips Transaction described above, the Partnership conveyed its interests in the West Bryceland and Sailes fields to Phillips.

         Additional information regarding these fields is set forth below. Unless otherwise noted, well information is provided as of December 31, 1999, and reserve information is provided as of January 1, 2000:

                                 NORTH LOUISIANA

         Sibley Field. The Sibley field is located in Webster Parish, Louisiana. The Partnership has interests in 24 gross (4.5 net) wells producing from the Hosston A, B and C formations at depths ranging from 4,600 to 8,900 feet. Kelley Oil operates 16 of the wells. The Sibley field reserves are 100% proved developed.

         Sailes Field and West Bryceland fields. The Partnership sold its interest in these two fields to Phillips in the transaction described above.

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


PRODUCTION, PRICE AND COST DATA

         The following tables set forth the oil and gas production, average sales price (including transfers) and average production costs (lifting cost plus ad valorem and severance taxes) per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1997, 1998 and 1999. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Information.

                             OIL AND GAS PRODUCTION

                                                               YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                1997    1998      1999
                                                               ------  ------     -----

Crude oil, condensate and natural gas liquids (Bbls)........   30,025  21,487     8,792
Natural gas (Mmcf)..........................................    6,727   3,914     1,748


                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                              1997    1998    1999
                                                                             ------  ------  -------
Average sales price:
   Crude oil, condensate and natural gas liquids per Bbl...................  $19.64  $13.48  $15.26
   Natural gas per Mcf, including the effects of hedging...................    2.27    1.99    1.94

Oil and gas revenues per Mcfe..............................................    2.29    2.00    1.89
Average production costs per Mcfe..........................................     .29     .37     .38

OIL AND GAS WELLS

         As of December 31, 1999, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                      GROSS(1)  NET
                                                      -------   ----

Oil wells........................................           2    .38
Gas wells........................................          32   7.12
                                                      -------   ----
   Total.........................................          34   7.50
                                                      =======   ====


     (1) ONE OR MORE COMPLETIONS IN THE SAME HOLE ARE COUNTED AS ONE WELL; ONE OF THE WELLS HAS MULTIPLE COMPLETIONS.

         Wells Drilled. All of the wells drilled by the Partnership are development wells based on definitions in the Partnership Agreement of the Partnership. The following table sets forth the number of gross and net productive and dry development wells and exploratory wells drilled by the Partnership during the years ended December 31, 1997, 1998 and 1999, based on a narrower definition for development wells under guidelines established by the SEC.


                     GROSS              GROSS                NET                NET
                  DEVELOPMENT WELLS  EXPLORATORY WELLS   DEVELOPMENT WELLS  EXPLORATORY WELLS
                  -----------------  -----------------   -----------------  -----------------
                  PRODUCTIVE    DRY  PRODUCTIVE    DRY   PRODUCTIVE    DRY  PRODUCTIVE    DRY
                  ----------    ---  ----------    ---   ----------    ---  ----------    ---

1997............      5          --      --         --       1.07       --      --         --
1998............      1          --      --         --        .31       --      --         --
1999............     --          --      --         --        --        --      --         --


         Wells in Progress. At December 31, 1999, no wells were in progress of drilling.

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

HEDGING OF NATURAL GAS

         Contour has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. Contour does not engage in speculative transactions. Contour's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1999, Contour used price and basis swap agreements to hedge its exposure to possible declines in natural gas prices. Additional information concerning Partnership hedging activities during 1999 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

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

EMPLOYEES

         The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of December 31, 1999, Kelley Oil had 47 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationship with its employees is satisfactory.

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

RISK FACTORS

         The Partnership cautions that the following risk factors could affect its actual results in the future, in addition to "Uncertainties in Estimating Reserves" and "Liquidity and Capital Resources" discussed elsewhere in this Report.

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

                                     PART II

ITEM 5.  MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

         There is no market for the Units of the Partnership, and transfer of the Units is substantially restricted by the provisions of the Partnership Agreement. As of February 28, 2000, there were 658 holders of record of the Partnership's Units.

         The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.

                                                                   DISTRIBUTIONS
                                                                   -------------
                  1997
                  First quarter..................................       .22
                  Second quarter.................................       .20
                  Third quarter..................................       .13
                  Fourth quarter.................................       .10

                  1998
                  First quarter..................................       .11
                  Second quarter.................................       .12
                  Third quarter..................................       .08
                  Fourth quarter.................................       .07

                  1999
                  First quarter..................................       .05
                  Second quarter.................................       .09
                  Third quarter..................................       .42
                  Fourth quarter.................................       .01

                  2000
                  First quarter..................................       .02



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

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1995        1996      1997       1998        1999
                                                --------    -------   -------     ------     -------
SUMMARY OF OPERATIONS:
   Total revenues...........................    $ 10,647   $ 20,240   $15,970    $ 8,081     $ 5,399
   Production expenses......................       1,123      2,348     2,036      1,515         687
   Exploration expenses.....................       6,767        606       369         --          --
   General and administrative expenses......         620        854       934        854         454
   Depreciation, depletion and amortization.       6,617      5,536     4,631      3,080       1,124
   Impairment of oil and gas properties.....      10,914         --        --         81          --
   Net income (loss)........................     (15,394)    10,896     8,000      2,551       3,134
   Net income (loss) per Unit(1)............        (.71)      .50       .37         .12         .14
   Units outstanding........................      20,864     20,864    20,864     20,864      20,864


                                                                   AS OF DECEMBER 31,
                                               --------------------------------------------------------
                                                 1995       1996          1997         1998       1999
                                               --------   --------     ---------     -------     ------
SUMMARY BALANCE SHEET DATA:
   Working capital (deficit)................   $(4,515)   $  3,647     $   5,551     $ 2,923     $  800
   Oil and gas properties, net..............    12,715      19,035        15,743      12,667      5,487
   Total partners' equity...................     8,200      22,682        21,294      15,590      6,287
   Total assets.............................    15,733      25,479        21,781      15,763      6,408



     (1) Per Unit amounts are based on the Unitholders' 96.04% share of net income (loss).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued a total of 20,864,414 units of limited and general partner interests ("Units") at $3.00 per Unit for total subscription commitments of $62,593,242. The Units represent 96.04% of the total interests in the Partnership and consist of 1,194,782 Units of limited partner interests ("LP Units") and 19,669,632 Units of general partner interests ("GP Units") at December 31, 1999. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for subscription commitments of $2,580,897, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly-owned subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation ("Contour"), owns 91.9% of the Units, together with its 3.94% managing general partnership interest.

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

         Hedging Activities. Contour has periodically used forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour does not engage in speculative transactions. Contour's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1999, Contour used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Additionally, Contour must provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk to the hedging party. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, the Partnership hedged approximately 65%, 49% and 50%, respectively, of its natural gas production for 1997, 1998 and 1999, respectively, at average NYMEX quoted prices of $2.35, $2.31 and $2.17 per Mmbtu, respectively, before transaction and transportation costs. As of December 31, 1999, approximately 8% of the Partnership's anticipated natural gas production for 2000 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.41 per Mmbtu before transaction and transportation costs. Per additional hedging activities since December 31, 1999, approximately 47% of the Partnership's anticipated natural gas production for 2000 has been hedged at an average NYMEX quoted price of $2.56 per Mmbtu before transaction and transportation. Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil was hedged in either 1997 or 1998. As of December 31, 1999, approximately 7% of the Partnership's crude oil production for 2000 had been hedged by crude oil price swap agreements at an average NYMEX quoted price of $25.05 per bbl before transaction and transportation costs. Per additional hedging activities since December 31, 1999, approximately 43% of the Partnership's anticipated crude oil production for 2000 has been hedged at an average NYMEX quoted price of $26.21 per bbl before transaction and transportation costs. Hedging activities decreased Partnership revenues by approximately $1.2 million in 1997 and $31,000 in 1999, respectively, and increased such revenues by approximately $370,000 in 1998 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1999, the unrealized gain on the Partnership's existing hedging instruments for future production months in 2000 approximated $2,000.

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

RESULTS OF OPERATIONS

         Years Ended December 31, 1999 and 1998. Oil and gas revenues of $3,406,000 for 1999 decreased 58% compared to $8,081,000 in 1998 as a result of lower natural gas and crude oil production volumes. Production of natural gas decreased 55% from 3,914,000 Mcf in 1998 to 1,748,000 Mcf in 1999. Production of crude oil decreased 59% from 21,487 barrels in 1998 to 8,792 barrels in 1999. Oil and gas production decreased due to the sale of properties to Phillips and natural depletion.

         Lease operating expenses and severance taxes were $687,000 in 1999 versus $1,515,000 in 1998. This decrease was primarily related to the sale of properties to Phillips. On a unit of production basis, these expenses increased 3% from 1998 at $0.37 per Mcfe to $0.38 per Mcfe in 1999.

         General and administrative expenses of $454,000 in 1999 decreased 47% from $854,000 in 1998, reflecting the Partnership's share of administration costs associated with development operations of Contour. On a unit of production basis, these expenses increased from $0.21 per Mcfe in 1998 to $0.25 per Mcfe in 1999.

         Depreciation, depletion and amortization ("DD&A") expense decreased 64% from $3,080,000 in 1998 to $1,124,000 in 1999, primarily as a result of lower current period production related to the sale of properties to Phillips. On a unit-of-production basis, DD&A decreased from $0.76 per Mcfe in 1998 to $0.62 per Mcfe in 1999.

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

         The Partnership recognized net income in 1999 of $3,134,000 or $0.14 per Unit compared to net income of $2,551,000 or $0.12 per Unit in 1998, reflecting the foregoing developments.

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

         General and administrative expenses of $854,000 in 1998 decreased 9% from $934,000 in 1997, reflecting the Partnership's share of administration costs associated with development operations of Contour. On a unit of production basis, these expenses increased from $0.14 per Mcfe in 1997 to $0.21 per Mcfe in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during 1999, as reflected on its statements of cash flows, totaled $4,389,000. During the year, funds provided by investing activities included proceeds from the sale of properties to Phillips of $8,308,000, partially offset by capital expenditures of $260,000. Funds used in financing activities consisted of cash distributions to partners of $12,437,000. As a result of these activities, the Partnership's cash and cash equivalents was zero at December 31, 1998 and December 31, 1999.

         In 1999, Contour undertook several strategic actions in response to the severe downturn in the industry in 1998 caused by low commodity prices and the closing of the capital markets to smaller oil and gas companies. These actions, described below, were designed to increase the near-term liquidity of Contour, Kelley Oil and the Partnership, provide capital for ongoing capital expenditure programs and establish a stronger base for future growth.

         In April 1999, Contour entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana ("Phillips Transaction"). Pursuant to the agreement, Contour: (1) received an $83 million cash payment, (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving Contour of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999.

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $8.3 million. The Partnership's reserve quantities attributable to such fields represented approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. The sales proceeds were distributed to the Partnership in the third quarter of 1999.

         In April 1999, Contour negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of Contour's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by Contour. In accordance with the Notes indenture, on June 30, 1999, Contour funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

         On May 17, 1999, Contour funded $28.5 million to repurchase $46.1 million of the outstanding principal amounts of its 77/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount (not including accrued interest paid of $1.2 million).

          In addition, on May 17, 1999, Contour repaid all borrowings outstanding under its credit facility of $115.5 million plus accrued interest and terminated the revolving credit facility and funded cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million. Contour used net proceeds remaining from the transactions for general corporate purposes.

         Contour has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above, have provided Contour with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, Contour continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, as Contour does not have a revolving credit facility, it also does not have ready access to incremental sources of capital to supplement its operational requirements. Contour believes that it has the ability for the foreseeable future based on its current condition, including economic conditions, to meet all obligations as they come due and fund its current capital expenditure program from cash on hand and operational cash flows. However, because of the combination of the factors described herein and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that Contour will be able to fund future obligations.

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

         Distribution Policy. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. The Partnership made four quarterly distributions in 1999 aggregating $.57 per Unit or a total of $11,944,000, along with $493,000 to the Managing and Special General Partners for their interests. In March 2000, the Partnership made a quarterly distribution of $0.02 per Unit or a total of $417,000, along with $17,000 to the Managing and Special General Partners for their interests. The distributions in each quarter generally represented substantially all of the Partnership's net available cash from prior quarter operations. The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

         Year 2000. Contour, on behalf of the Partnership, conducted reviews and evaluations in response to Year 2000 issues. These issues involved the potential disruption to systems, processes, and business practices that may have occurred if system hardware and software utilized by Contour, its vendors, and customers had been unable to process year 2000 data. Neither Contour nor the Partnership incurred any disruptions due to year 2000 issues.

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

                                            AVERAGE         AVERAGE
                                           OIL PRICE       GAS PRICE
                                            ($/BBL)         ($/MCF)
                                           ---------       ---------
YEAR ENDED:
   December 31, 1997....................     19.64           2.27
   December 31, 1998....................     13.48           1.99
   December 31, 1999....................     15.26           1.94

         Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Partnership has not quantified the impact of adoption on its financial statements.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM:                                                           PAGE
                                                                                                             ----

Independent Auditors' Report................................................................................  19
Balance Sheets - December 31, 1998 and 1999.................................................................  20
Statements of Operations - For the years ended December 31, 1997, 1998 and 1999.............................  21
Statements of Cash Flows - For the years ended December 31, 1997, 1998 and 1999.............................  22
Statements of Changes in Partners' Equity - For the years ended December 31, 1997, 1998 and 1999............  23
Notes to Financial Statements...............................................................................  24

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Kelley Partners 1994 Development Drilling Program:


         We have audited the accompanying balance sheets of Kelley Partners 1994 Development Drilling Program (a Texas limited partnership) as of December 31, 1998 and 1999 and the related statements of operations, cash flows, and changes in partners' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1994 Development Drilling Program as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP

Houston, Texas
March 23, 2000

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      1998        1999
                                                                    --------    --------
ASSETS:
   Cash .........................................................   $     --    $     --
   Accounts receivable - trade ..................................         20          16
   Accounts receivable - affiliates .............................      3,076         905
                                                                    --------    --------
     Total current assets .......................................      3,096         921
                                                                    --------    --------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization .........................     45,294      32,619
     Less: Accumulated depreciation, depletion & amortization ...    (32,627)    (27,132)
                                                                    --------    --------
     Total oil and gas properties ...............................     12,667       5,487
                                                                    --------    --------
   Total assets .................................................   $ 15,763    $  6,408
                                                                    ========    ========

LIABILITIES:
   Accounts payable and accrued expenses ........................   $    173    $    121
                                                                    --------    --------
     Total current liabilities ..................................        173         121
                                                                    --------    --------
   Total liabilities ............................................        173         121
                                                                    --------    --------

PARTNERS' EQUITY:
   LP Unitholders' equity .......................................        857         346
   GP Unitholders' equity .......................................     14,116       5,693
   Managing and Special General Partners' equity ................        617         248
                                                                    --------    --------
     Total partners' equity .....................................     15,590       6,287
                                                                    --------    --------
   Total liabilities and partners' equity .......................   $ 15,763    $  6,408
                                                                    ========    ========



See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                       1997      1998      1999
                                                                     -------   -------   -------
REVENUES:
   Oil and gas sales .............................................   $15,835   $ 8,081   $ 3,406
   Gain on sale of properties ....................................        --        --     1,993
   Interest income ...............................................       135        --        --
                                                                     -------   -------   -------
     Total revenues ..............................................    15,970     8,081     5,399
                                                                     -------   -------   -------

COSTS AND EXPENSES:
   Lease operating expenses ......................................     1,402     1,102       519
   Severance taxes ...............................................       634       413       168
   Exploration expenses ..........................................       369        --        --
   General and administrative expenses ...........................       934       854       454
   Depreciation, depletion and amortization ......................     4,631     3,080     1,124
   Impairment of oil and gas properties ..........................        --        81        --
                                                                     -------   -------   -------
     Total expenses ..............................................     7,970     5,530     2,265
                                                                     -------   -------   -------
Net income .......................................................   $ 8,000   $ 2,551   $ 3,134
                                                                     =======   =======   =======

Net income  allocable to LP and GP unitholders ...................   $ 7,684   $ 2,449   $ 3,010
                                                                     =======   =======   =======

Net income  allocable to managing and special general partners ...   $   316   $   102   $   124
                                                                     =======   =======   =======

Net income per LP and GP unit ....................................   $   .37   $   .12   $   .14
                                                                     =======   =======   =======

Average LP and GP Units outstanding ..............................    20,864    20,864    20,864
                                                                     =======   =======   =======



See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                     1997        1998        1999
                                                                   --------    --------    --------
OPERATING ACTIVITIES:
   Net income (loss) ...........................................   $  8,000    $  2,551    $  3,134
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Gain on sale of properties ................................         --          --      (1,993)
     Depreciation, depletion and amortization ..................      4,631       3,080       1,124
     Impairment of oil and gas properties ......................         --          81          --
     Exploration expenses ......................................        369          --          --
     Changes in operating assets and liabilities:
       Decrease in accounts receivable .........................        381       2,942       2,176
       Decrease in accounts payable and accrued expenses .......     (2,310)       (313)        (52)
                                                                   --------    --------    --------
   Net cash provided by operating activities ...................     11,071       8,341       4,389
                                                                   --------    --------    --------

INVESTING ACTIVITIES:
   Capital expenditures ........................................     (1,708)        (86)       (260)
   Sale of oil and gas properties ..............................         --          --       8,308
                                                                   --------    --------    --------
   Net cash (used in) provided by investing activities .........     (1,708)        (86)      8,048
                                                                   --------    --------    --------

FINANCING ACTIVITIES:
   Capital contributed by partners .............................      5,819          --          --
   Distributions ...............................................    (14,121)     (8,255)    (12,437)
   Distributions of uncommitted capital ........................     (1,086)         --          --
                                                                   --------    --------    --------
   Net cash used in financing activities .......................     (9,388)     (8,255)    (12,437)
                                                                   --------    --------    --------

   Increase (decrease) in cash and cash equivalents ............        (25)         --          --

Cash and cash equivalents, beginning of period .................         25          --          --
                                                                   --------    --------    --------
Cash and cash equivalents, end of period .......................   $     --    $     --    $     --
                                                                   ========    ========    ========



See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                                    MANAGING
                                                                      AND
                                                                    SPECIAL
                                               LP          GP       GENERAL
                                           UNITHOLDERS UNITHOLDERS  PARTNERS     TOTAL
                                           ----------- -----------  --------    --------

Partners' equity at January 1, 1997 .....      1,527      20,025       1,130      22,682
                                            --------    --------    --------    --------

Capital contributed .....................         --       5,571         248       5,819
Return of capital contributed ...........        (60)       (983)        (43)     (1,086)
Distributions ...........................       (772)    (12,790)       (559)    (14,121)
Transfers ...............................         39         211        (250)         --
Net income ..............................        438       7,246         316       8,000
                                            --------    --------    --------    --------
Partners' equity at December 31, 1997 ...      1,172      19,280         842      21,294
                                            --------    --------    --------    --------

Distributions ...........................       (454)     (7,474)       (327)     (8,255)
Net income ..............................        139       2,310         102       2,551
                                            --------    --------    --------    --------
Partners' equity at December 31, 1998 ...   $    857    $ 14,116    $    617    $ 15,590
                                            --------    --------    --------    --------

Distributions ...........................       (683)    (11,261)       (493)    (12,437)
Net income ..............................        172       2,838         124       3,134
                                            --------    --------    --------    --------
Partners' equity at December 31, 1999 ...   $    346    $  5,693    $    248    $  6,287
                                            ========    ========    ========    ========



See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, INDUSTRY CONDITIONS AND LIQUIDITY

         Organization. Kelley Partners 1994 Development Drilling Program, a Texas limited partnership (the "Partnership"), commenced operations on February 28, 1994 upon completion of a public offering of 20,864,414 units of limited partner interests and general partner interests (the "Units") in the Partnership at $3.00 per Unit. Subscribers for more than 3,333 Units were entitled to defer up to 90% of their subscriptions, with deferred subscriptions payable when called through November 30, 1994. As of December 31, 1999, all Unit subscriptions were paid. In addition to the Units, Kelley Oil Corporation, the managing general partner of the Partnership ("Kelley Oil") and a wholly-owned subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation) ("Contour") contributed $2,568,000 to the Partnership for its 3.94% general partner interest, and David L. Kelley, special general partner of the Partnership, had contributed $13,000 for his .02% general partner interest.

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

         As of December 31, 1999, Kelley Oil owned 19,163,889 (91.9%) Units. The Partnership has no officers, directors or employees. The officers and employees of Kelley Oil perform the management and administrative functions of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses.

         In 1999, Contour undertook several strategic actions in response to the severe downturn in the industry in 1998 caused by low commodity prices and the closing of the capital markets to smaller oil and gas companies. These actions, described below, were designed to increase the near-term liquidity of Contour, Kelley Oil and the Partnership, provide capital for ongoing capital expenditure programs and establish a stronger base for future growth.

         In April 1999, Contour entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana ("Phillips Transaction"). Pursuant to the agreement, Contour: (1) received an $83 million cash payment, (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving Contour of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999.

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $8.3 million. The Partnership's reserve quantities attributable to such fields represented approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. The sales proceeds were distributed to the Partnership in the third quarter of 1999.

         In April 1999, Contour negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of Contour's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by Contour. In accordance with the Notes indenture, on June 30, 1999, Contour funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

         On May 17, 1999, Contour funded $28.5 million to repurchase $46.1 million of the outstanding principal amounts of its 77/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible SubordinateD Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount (not including accrued interest paid of $1.2 million).

         In addition, on May 17, 1999, Contour repaid all borrowings outstanding under its credit facility of $115.5 million plus accrued interest and terminated the revolving credit facility and funded cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million. Contour used net proceeds remaining from the transactions for general corporate purposes.

         Contour has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above, have provided Contour with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, Contour continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, as Contour does not have a revolving credit facility, it also does not have ready access to incremental sources of capital to supplement its operational requirements. Contour believes that it has the ability to meet all near-term obligations and fund its current capital expenditure program from cash on hand and operational cash flows. However, because of the combination of the factors described herein and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that Contour will be able to fund future obligations.

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

         Financial Instruments. The Partnership's financial instruments consist of cash and cash equivalents, receivables, payables and commodity derivatives (see Note 5).

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

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of December 31, 1999, there are no adjustments ("Other Comprehensive Income") to net income in deriving comprehensive income.

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

         Changes in Presentation. Certain financial statement items in 1997 and 1998 have been reclassified to conform to the 1999 presentation.

NOTE 3 - CASH DISTRIBUTIONS

         The table below details cash distributions per LP and GP Unit, other than the return of uncommitted capital, by quarter paid.

          1997
          First quarter............................    $ .22
          Second quarter...........................      .20
          Third quarter............................      .13
          Fourth quarter...........................      .10
                                                       -----
             Total.................................    $ .65
                                                       =====

           1998
          First quarter............................    $ .11
          Second quarter...........................      .12
          Third quarter............................      .08
          Fourth quarter...........................      .07
                                                       -----
             Total.................................    $ .38
                                                       =====

           1999
          First quarter............................    $ .05
          Second quarter...........................      .09
          Third quarter............................      .42
          Fourth quarter...........................      .01
                                                       -----
             Total.................................    $ .57
                                                       =====


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

         For the years ended December 31, 1997, 1998 and 1999, Kelley Oil was reimbursed by the Partnership for costs directly associated with acquisition, exploration and development activities aggregating $369,000, zero and zero, respectively, and for its allocable portion of general and administrative expenses aggregating $934,000, $854,000 and $454,000, respectively.

         Kelley Partners advanced approximately $1,879,000 on behalf of the Partnership prior to the closing of the Partnership's offering of Units for the purpose of funding drilling activities. The entire amount of these advances, together with interest at a market rate, was repaid following the closing of the Partnership's offering.

         Substantially all of the Partnership's gas sales are made to an affiliated company, Concorde Gas Marketing, Inc., an indirect wholly-owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. For 1997, 1998 and 1999, the fee was 2% of the resale price for marketed natural gas.

NOTE 5 - HEDGING ACTIVITIES

           Contour has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. Contour does not engage in speculative transactions. Contour's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1999, Contour used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Additionally, Contour must provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk to the hedging party. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, the Partnership hedged approximately 65%, 49% and 50%, respectively, of its natural gas production for 1997, 1998 and 1999, respectively, at average NYMEX quoted prices of $2.35, $2.31 and $2.17 per Mmbtu, respectively, before transaction and transportation costs. As of December 31, 1999, approximately 8% of the Partnership's anticipated natural gas production for 2000 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.41 per Mmbtu before transaction and transportation costs. Per additional hedging activities since December 31, 1999, approximately 47% of the Partnership's anticipated natural gas production for 2000 has been hedged at an average NYMEX quoted price of $2.56 per Mmbtu before transaction and transportation. Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil was hedged in either 1997 or 1998. As of December 31, 1999, approximately 7% of the Partnership's crude oil production for 2000 had been hedged by crude oil price swap agreements at an average NYMEX quoted price of $25.05 per bbl before transaction and transportation costs. Per additional hedging activities since December 31, 1999, approximately 43% of the Partnership's anticipated crude oil production for 2000 has been hedged at an average NYMEX quoted price of $26.21 per bbl before transaction and transportation costs. Hedging activities decreased Partnership revenues by approximately $1.2 million in 1997 and $31,000 in 1999, respectively, and increased such revenues by approximately $370,000 in 1998 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1999, the unrealized gain on the Partnership's existing hedging instruments for future production months in 2000 approximated $2,000.

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

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1997        1998        1999
                                                           --------    --------    --------

Evaluated properties subject to amortization ...........   $ 45,209    $ 45,294    $ 32,619
Accumulated depreciation, depletion and amortization ...    (29,466)    (32,626)    (27,132)
                                                           --------    --------    --------
   Net capitalized costs ...............................   $ 15,743    $ 12,668    $  5,487
                                                           ========    ========    ========


         Costs Incurred. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $1,708,000, $85,000 and $260,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

         Reserves. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1997, 1998 and 1999. See "Estimated Proved Reserves - Uncertainties in Estimating Reserves under
Items 1 and 2 of this Form 10K."

                                                     CRUDE OIL, CONDENSATE
                                                    AND NATURAL GAS LIQUIDS               NATURAL GAS
                                                            (MBBLS)                         (MMCF)
                                                 -----------------------------    -----------------------------
                                                  1997       1998       1999       1997       1998       1999
                                                 -------    -------    -------    -------    -------    -------
Proved developed and undeveloped reserves:
   Beginning of year .........................       123         83         59     35,347     25,642     24,363
   Revisions of previous estimates ...........       (10)        (3)         6     (2,978)     2,635       (359)
   Extensions and discoveries ................        --         --         --         --         --         --
    Sales of reserves in place ...............        --         --        (39)        --         --    (12,190)
   Production ................................       (30)       (21)        (9)    (6,727)    (3,914)    (1,748)
                                                 -------    -------    -------    -------    -------    -------
     End of year .............................        83         59         17     25,642     24,363     10,066
                                                 =======    =======    =======    =======    =======    =======

Proved developed reserves at end of year .....        81         57         16     24,175     22,730      9,312
                                                 =======    =======    =======    =======    =======    =======


         Standardized Measure. The table of the Standardized Measure of Discounted Future Net Cash Flows relating to the Partnership's ownership interests in proved oil and gas reserves as of December 31, 1997, 1998 and 1999 is shown below.

                                 (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                    1997        1998        1999
                                                                  --------    --------    --------

Future cash inflows ...........................................   $ 64,664    $ 49,978    $ 21,212
Future production costs .......................................    (13,817)    (15,017)     (6,718)
Future development costs ......................................     (1,759)     (1,327)     (1,012)
                                                                  --------    --------    --------
   Future net cash flows ......................................     49,088      33,634      13,482
10% annual discount for estimating timing of cash flows .......    (17,764)    (14,031)     (6,180)
                                                                  --------    --------    --------
   Standardized measure of discounted future net cash flows ...   $ 31,324    $ 19,603    $  7,302
                                                                  ========    ========    ========


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

         The standardized measure of discounted future net cash flows as of December 31, 1997, 1998 and 1999 was calculated using prices in effect as of those dates, which had a weighted average of $17.18, $9.88 and $25.53, respectively, per barrel of oil and $2.47, $2.03 and $2.07, respectively, per Mcf of natural gas.

         Changes in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1997        1998        1999
                                                          --------    --------    --------
Changes due to current year operations:
   Sales of oil and gas, net of production costs ......   $(13,799)   $ (6,566)   $ (2,719)
   Sales of oil and gas properties ....................         --          --     (10,358)
   Extensions and discoveries .........................         --          --          --
   Development costs incurred during the year .........      2,189         233          --
Changes due to revisions in standardized variables:
   Prices and production costs ........................    (30,889)     (8,506)       (410)
   Revisions of previous quantity estimates ...........     (3,872)      2,151        (269)
   Estimated future development costs .................       (587)       (252)       (221)
   Accretion of discount ..............................      7,514       3,132       1,960
   Production rates (timing) and other ................     (4,370)     (1,913)       (284)
                                                          --------    --------    --------
     Net increase (decrease) ..........................    (43,814)    (11,721)    (12,301)
   Beginning of year ..................................     75,138      31,324      19,603
                                                          --------    --------    --------
     End of year ......................................   $ 31,324    $ 19,603    $  7,302
                                                          ========    ========    ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION

GENERAL

         The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 47 employees as of December 31, 1999, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting and administration.

BACKGROUND OF KELLEY OIL

         Kelley Oil is an oil and gas operating company formed in April 1983. Since January 1986, Kelley Oil has been engaged in the management of the DDPs. Since the Consolidation in February 1995, Kelley Oil has been a wholly-owned subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation).

EXECUTIVE OFFICERS OF KELLEY OIL

         Set forth below are the names, ages and positions of the current executive officers and directors of the Company. All directors are elected for a term of one year and serve until their successors are duly elected and qualified. All executive officers hold office until their successors are duly appointed and qualified.


                                                                                           OFFICER
                                                                                             OR
                                                                                         DIRECTOR OF
                                                                                         THE COMPANY
NAME                       AGE     POSITION                                                 SINCE
----                       ---     --------                                              -----------

John F. Bookout............ 77     President, Chief Executive Officer and a director        1996
Rick G. Lester............. 48     Senior Vice President and Chief Financial Officer        1998
Kenneth R. Sanders......... 50     Senior Vice President-Exploration and Production         1999


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

         Kenneth R. Sanders has served as Senior Vice President-Exploration and Production and a director of Kelley Oil since August 1999. Previously, he was Vice-President - Exploitation, Acquisitions & Engineering of Seagull Energy E&P, Inc.


BENEFICIAL OWNERSHIP REPORTING

         Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

         Not applicable. See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         The following table sets forth information as of December 31, 1999 with respect to the only person known by the Partnership to own beneficially more than five percent of the Partnership's Units.

                                    AMOUNT & NATURE
NAME AND ADDRESS OF                  OF BENEFICIAL            PERCENT
BENEFICIAL OWNER                       OWNERSHIP             OF CLASS
-------------------------           ---------------          --------

Kelley Oil Corporation                19,163,889              91.85%
601 Jefferson, Suite 1100               Direct
Houston, Texas  77002


MANAGEMENT

         The following table sets forth information as of December 31, 1999 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.

                                      AMOUNT & NATURE
NAME AND ADDRESS OF                    OF BENEFICIAL            PERCENT
BENEFICIAL OWNER                       OWNERSHIP(1)            OF CLASS
--------------------------            ---------------          --------

John F. Bookout                             --                    --
Kenneth R. Sanders                          --                    --
Rick G. Lester                              --                    --
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

     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of April 2000.


                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM


              By: KELLEY OIL CORPORATION, Managing General Partner




By: /s/ John F. Bookout                   By: /s/ Rick G. Lester
   ------------------------                   ----------------------------
    John F. Bookout                           Rick G. Lester
    Chief Executive Officer                   Senior Vice President
                                              and Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 3rd day of April 2000 by the following persons in their capacity as directors of the Registrant's managing general partner.



 /s/ John F. Bookout                             /s/ Kenneth R. Sanders
--------------------                             ----------------------
 John F. Bookout                                 Kenneth R. Sanders



 /s/ Rick G. Lester
--------------------
 Rick G. Lester

                                 EXHIBIT INDEX

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

              27      Financial Data Schedule