Form 10-Q
period 2000-03-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 2000-05-15
CIK 915915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2000                 COMMISSION FILE NO. 0-23784



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
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
      Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited).................................   2

      Statements of Income for the three months ended March 31, 1999 (unaudited) and 2000 (unaudited).......   3

      Statements of Cash Flows for the three months ended March 31, 1999 (unaudited) and 2000 (unaudited)...   4

      Notes to Financial Statements (unaudited).............................................................   5

      Management's Discussion and Analysis of Financial Condition and Results of Operations.................   6

PART II.  OTHER INFORMATION.................................................................................   8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,       MARCH 31,
                                                                                           1999             2000
                                                                                        ---------         ---------
                                                                                                          (UNAUDITED)
ASSETS:
   Cash and cash equivalents............................................................  $      --         $      --
   Accounts receivable - trade..........................................................         16                17
   Accounts receivable - affiliates.....................................................        905               955
                                                                                          ---------         ---------
   Total current assets.................................................................        921               972
                                                                                          ---------         ---------
   Oil and gas properties, successful efforts method:
     Properties subject to amortization.................................................     32,619            32,555
     Less:  Accumulated depreciation, depletion & amortization..........................    (27,132)          (27,336)
                                                                                          ---------         ---------
   Total oil and gas properties.........................................................      5,487             5,219
                                                                                          ---------         ---------
     Total assets.......................................................................  $   6,408         $   6,191
                                                                                          =========         =========
LIABILITIES:
   Accounts payable and accrued expenses................................................  $     121         $      56
                                                                                          ---------         ---------
   Total current liabilities............................................................        121                56
                                                                                          ---------         ---------
     Total liabilities..................................................................        121                56
                                                                                          ---------         ---------
PARTNERS' EQUITY:
   LP Unitholders' equity...............................................................        346               338
   GP Unitholders' equity...............................................................      5,693             5,555
   Managing and Special General Partners' equity........................................        248               242
                                                                                          ---------         ---------
   Total partners' equity...............................................................      6,287             6,135
                                                                                          ---------         ---------
     Total liabilities and partners' equity.............................................  $   6,408         $   6,191
                                                                                          =========         =========

See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          ---------------------------
                                                                                             1999             2000
                                                                                          ---------         ---------
OPERATING REVENUES:
   Oil and gas sales....................................................................  $   1,227         $     671
   Interest income......................................................................         --                --
                                                                                          ---------         ---------
   Total revenues.......................................................................      1,227               671
                                                                                          ---------         ---------
COSTS AND EXPENSES:
   Lease operating expenses.............................................................        173                63
   Severance taxes......................................................................         63                22
   Exploration expenses.................................................................         --                --
   General and administrative expenses..................................................         91               100
   Depreciation, depletion and amortization.............................................        373               204
                                                                                          ---------         ---------
   Total expenses.......................................................................        700               389
                                                                                          ---------         ---------
Net income..............................................................................  $     527         $     282
                                                                                          =========         =========
Net income allocable to LP and GP Unitholders...........................................  $     506         $     271
                                                                                          =========         =========
Net income allocable to Managing and
   Special General Partners.............................................................  $      21         $      11
                                                                                          =========         =========
Net income per LP and GP unit...........................................................  $     .02         $     .01
                                                                                          =========         =========
Average LP and GP units outstanding.....................................................     20,864            20,864
                                                                                          =========         =========

See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          ----------------------------
                                                                                             1999             2000
                                                                                          ---------         ----------
OPERATING ACTIVITIES:
   Net income...........................................................................  $     527         $     282
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...........................................        373               204
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable.........................................        220               (51)
     Decrease in accounts payable and accrued expenses..................................        (35)              (65)
                                                                                          ---------         ----------
   Net cash provided by operating activities............................................      1,085               370
                                                                                          ---------         ---------
INVESTING ACTIVITIES:
   Capital expenditures.................................................................          2                64
                                                                                          ---------         ---------
   Net cash provided by investing activities............................................          2                64
                                                                                          ---------         ---------
FINANCING ACTIVITIES:
   Distributions to partners............................................................     (1,087)             (434)
                                                                                          ---------         ---------
   Net cash used in financing activities................................................     (1,087)             (434)
                                                                                          ---------         ---------
Decrease in cash and cash equivalents...................................................         --                --
Cash and cash equivalents, beginning of period..........................................         --                --
                                                                                          ---------         ---------
Cash and cash equivalents, end of period................................................  $      --         $      --
                                                                                          =========         =========

See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 2 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Contour Energy Co. ("Contour") owns 91.85% of the Units, together with its 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         Drilling Operations. Since inception, the Partnership participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells were found productive and 4 gross (2.67 net) wells were dry. See "Liquidity and Capital Resources" below.

         Hedging Activities. Contour has periodically used forward sales contracts, natural gas and crude oil swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour's hedging activities also cover the gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. Contour has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

          Through natural gas price swap agreements, approximately 66% and 49% of the Partnership's natural gas production for the three months ended March 31, 1999 and March 31, 2000, respectively, was affected by hedging transactions at average NYMEX quoted prices of $2.27 per Mmbtu and $2.48 per Mmbtu before transaction and transportation costs. As of March 31, 2000, approximately 45% of the Partnership's anticipated natural gas production for the remainder of 2000 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.60 per Mmbtu before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 67% of its crude oil production for the three months ended March 31, 2000, at an average NYMEX quoted price of $25.09 per bbl, before transaction and transportation costs. No crude oil was hedged in the three months ended March 31, 1999. As of March 31, 2000, approximately 35% of the Partnership's anticipated crude oil production for the remainder of 2000 had been hedged by crude oil price swap agreements at an average NYMEX quoted price of $27.00 per bbl, before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $243,000 and $12,000 in the three months ended March 31, 1999 and the three months ended March 31, 2000, respectively, as compared to estimated revenues had no hedging activities been conducted. At March 31, 2000, the unrealized loss on the Partnership's existing hedging instruments for future production months in 2000 approximated $103,000.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2000 and 1999. Oil and gas revenues of $671,000 for the first quarter of 2000 decreased 45% compared to $1,227,000 in the corresponding quarter of 1999 primarily as a result of lower natural gas and crude oil production partially offset by higher natural gas and oil prices. Production of natural gas decreased 62% from 668,000 Mcf in the first quarter of 1999 to 257,000 Mcf in the same period of 2000 due to the sale of properties to Phillips Petroleum Company ("Phillips") in the second quarter of 1999 and due to natural depletion. In the second quarter of 1999, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips ("Phillips Transaction"). Natural gas prices of $1.78 per Mcf in the first quarter of 1999 increased 42% to $2.53 in the corresponding quarter of 2000. Production of crude oil in the current quarter totaled 1,397 barrels, with an average sales price of $27.61 per barrel compared to 1,880 barrels at $11.25 per barrel in the same quarter last year, representing a volume decrease of 26% and a price increase of 145%.

         Lease operating expenses and severance taxes were $85,000 in the current quarter versus $236,000 in the first quarter of 1999. This 64% decrease was due to lower severance taxes and reductions in other operating expenses due to lower production, which was primarily related to the Phillips Transaction. On a unit of production basis, these expenses decreased from $0.34 per Mcfe in the first quarter of 1999 to $0.32 per Mcfe in the same quarter of 2000.

         The Partnership did not incur exploration expenses in the first quarter of either 2000 or 1999 reflecting the cessation of exploratory activities.

         General and administrative expenses of $100,000 in the current quarter increased 10% from $91,000 in the first quarter of 1999, reflecting the Partnership's share of administration costs associated with operations of Contour. On a unit of production basis, these expenses increased from $0.14 per Mcfe in the first quarter of 1999 to $0.38 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expense decreased 45% from $373,000 in the first quarter of 1999 to $204,000 in the current quarter, as a result of decreased production related to the Phillips Transaction.

         The Partnership recognized net income of $282,000 or $0.01 per Unit for the first quarter of 2000 compared to first quarter 1999 net income of $527,000 or $0.02 per Unit. The reasons for the variance between the first quarter of 2000 and the first quarter of 1999 are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first three months of 2000, as reflected on its statement of cash flows, totaled $370,000. During the period, funds provided by investing activities were comprised of net reductions to capital expenditures of $64,000. For the first three months of 2000, cash distributions to partners totaled $434,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1999.

         Capital Resources. The capitalization of the partnership was completed in 1998. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditures and working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. In March 2000, the Partnership made a quarterly distribution of $0.02 per Unit (aggregating $434,000) as compared to a distribution of $0.05 per Unit (aggregating $1,087,000) in the first quarter of 1999. The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Partnership with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Partnership or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Partnership. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Partnership, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and natural gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 9 and 10 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the first quarter of 2000.

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



                                           KELLEY PARTNERS 1994
                                           DEVELOPMENT DRILLING PROGRAM

                                           By:  KELLEY OIL CORPORATION
                                                Managing General Partner

Date: May 15, 2000                         By:  /s/ RICK G. LESTER
                                               -----------------------
                                                    Rick G. Lester
                                               Senior Vice President and
                                                Chief Financial Officer
                                               (Duly Authorized Officer)
                                             (Principal Financial Officer)

                               INDEX TO EXHIBITS

              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
                27         Financial Data Schedule (included only in the
                           electronic filing of this document).