Form 10-Q
period 2000-06-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 2000-08-11
CIK 915915

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

FOR THE QUARTER ENDED JUNE 30, 2000                 COMMISSION FILE NO. 0-23784


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


       REGISTRANT"S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-5200


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


PART I.  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
      Item 1. Financial Statements:
      Balance Sheets as of December 31, 1999 and June 30, 2000 (unaudited) ..............................   2

      Statements of Income for the three months and six months ended
         June 30, 1999 and 2000 (unaudited)..............................................................   3

      Statements of Cash Flows for the six months ended June 30, 1999 and 2000 (unaudited)...............   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Item 2. Management"s Discussion and Analysis of Financial Condition and Results of Operations......   6

      Item 3. Quantitative and Qualitative Disclosure About Market Risk..................................   8

PART II.  OTHER INFORMATION..............................................................................   9

      Item 6. Exhibits and Reports on Form 8-K...........................................................   9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,    JUNE 30,
                                                                                               1999          2000
                                                                                           -------------   --------
                                                                                                          (UNAUDITED)
ASSETS:
   Cash and cash equivalents.............................................................  $      --       $    --
   Accounts receivable - trade ..........................................................         16            12
   Accounts receivable - affiliates .....................................................        905           922
                                                                                           ---------       -------
   Total current assets .................................................................        921           934
                                                                                           ---------       -------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization .................................................     32,619        32,564
     Less:  Accumulated depreciation, depletion and amortization ........................    (27,132)      (27,499)
                                                                                           ---------       -------
   Total oil and gas properties .........................................................      5,487         5,065
                                                                                           ---------       -------
Total assets.............................................................................  $   6,408       $ 5,999
                                                                                           =========       =======

LIABILITIES:
   Accounts payable and accrued expenses.................................................  $     121       $    67
                                                                                           ---------       -------
   Total current liabilities ............................................................        121            67
                                                                                           ---------       -------
Total liabilities .......................................................................        121            67
                                                                                           ---------       -------

PARTNERS' EQUITY:
   LP Unitholders' equity ...............................................................        346           327
   GP Unitholders' equity ...............................................................      5,693         5,371
   Managing and Special General Partners' equity ........................................        248           234
                                                                                           ---------       -------
Total partners' equity ..................................................................      6,287         5,932
                                                                                           ---------       -------
Total liabilities and partners' equity..................................................   $   6,408       $ 5,999
                                                                                           =========       =======

See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS         SIX MONTHS
                                                                    ENDED JUNE 30,      ENDED JUNE 30,
                                                                  -----------------   -----------------
                                                                    1999      2000      1999      2000
                                                                  -------   -------   -------   -------
REVENUES:
   Oil and gas sales..........................................    $   874   $   602   $ 2,101   $ 1,273
   Gain on sale of properties .................................     2,012        --     2,012        --
                                                                  -------   -------   -------   -------
   Total revenues .............................................     2,886       602     4,113     1,273
                                                                  -------   -------   -------   -------

EXPENSES:
   Lease operating expenses ...................................       160       128       333       191
   Severance taxes ............................................        45        15       108        37
   Exploration expenses .......................................        --        --        --        --
   General and administrative expenses ........................       120        64       211       164
   Depreciation, depletion and amortization ...................       252       164       625       368
                                                                  -------   -------   -------   -------
   Total expenses .............................................       577       371     1,277       760
                                                                  -------   -------   -------   -------
Net income....................................................    $ 2,309   $   231   $ 2,836   $   513
                                                                  =======   =======   =======   =======


Net income allocable to LP and GP unitholders.................    $ 2,218   $   222   $ 2,724   $   493
                                                                  =======   =======   =======   =======
Net income allocable to Managing and
   Special General Partners...................................    $    91   $     9   $   112   $    20
                                                                  =======   =======   =======   =======

Net income per LP and GP unit.................................    $   .11   $   .01   $   .13   $   .02
                                                                  =======   =======   =======   =======

Average LP and GP units outstanding ...........................    20,864    20,864    20,864    20,864
                                                                  =======   =======   =======   =======


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         -------------------------
                                                                                           1999             2000
                                                                                         --------         --------
OPERATING ACTIVITIES:
   Net income........................................................................... $  2,836         $    513
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of properties.........................................................   (2,012)              --
     Depreciation, depletion and amortization...........................................      625              368
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable.........................................    1,695              (13)
     Decrease in accounts payable and accrued expenses..................................      (32)             (54)
                                                                                         --------         --------
   Net cash provided by operating activities............................................    3,112              814
                                                                                         --------         --------

INVESTING ACTIVITIES:
   Capital expenditures.................................................................      (70)              54
                                                                                         --------         --------
   Net cash (used in) provided by investing activities..................................      (70)              54
                                                                                         --------         --------

FINANCING ACTIVITIES:
   Capital contributed by partners......................................................       --               --
   Distributions to partners............................................................   (3,042)            (868)
                                                                                         --------         --------
   Net cash used in financing activities................................................   (3,042)            (868)
                                                                                         --------         --------
Decrease in cash and cash equivalents...................................................       --               --
Cash and cash equivalents, beginning of period..........................................       --               --
                                                                                         --------         --------
Cash and cash equivalents, end of period................................................ $     --         $     --
                                                                                         ========         ========


See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - GENERAL, INDUSTRY CONDITIONS AND LIQUIDITY

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 2 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership"s 1999 Annual Report on Form 10-K.

         Changes in Presentation. Certain 1999 financial statement items have been reclassified to conform to the 2000 presentation.

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

ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Hedging Activities. Contour periodically uses forward sales contracts, swap agreements, natural gas basis swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour"s hedging activities also cover the production attributable to the interest of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. Contour has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

           Through natural gas price swap agreements, approximately 52%, 56%, 60% and 52% of the Partnership"s natural gas production for the second quarter of 1999, the second quarter of 2000, the first half of 1999 and the first half of 2000, respectively, was affected by hedging transactions at average NYMEX quoted prices of $2.11 per Mmbtu, $2.60 per Mmbtu, $2.21 per Mmbtu and $2.54 per Mmbtu, respectively, before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 73% and 70% of its crude oil production for the three and six months ended June 30, 2000, respectively, at average NYMEX quoted prices of $27.65 per bbl and $26.38 per bbl, respectively, before transaction and transportation costs. No crude oil was hedged in the three and six month period ended June 30, 1999. Hedging activities increased Partnership revenues by approximately $34,000 and $277,000 in the second quarter of 1999 and first half of 1999, respectively, as compared to estimated revenues had no hedging activities been conducted. Hedging activities decreased Partnership revenues by approximately $99,000 and $78,000 in the second quarter of 2000 and first half of 2000, respectively, as compared to estimated revenues had no hedging activities been conducted. As of June 30, 2000, approximately 39% of the Partnership"s anticipated natural gas production for the remainder of 2000 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.60 per Mmbtu before transaction and transportation costs. As of June 30, 2000, approximately 15% of the Partnership's anticipated crude oil production for the remainder of 2000 has been hedged by crude oil price swap agreements at an average NYMEX quoted price of $25.40 per bbl before transaction and transportation costs. As of June 30, 2000, approximately 50% of the Partnership's natural gas production for the July
- December 2000 period had been hedged in the form of collars at a floor of $4.00/Mmbtu and a ceiling of $4.98/Mmbtu. Since June 30, 2000, the Partnership has executed two collars on approximately 50% of its expected natural gas production for the calendar year 2001. The terms of the first collar include a ceiling of $5.00/Mmbtu and a floor of $3.55/Mmbtu at closing NYMEX prices above $3.00/Mmbtu. However, at prices below $3.00/Mmbtu, the floor moves to NYMEX price plus $0.55 /Mmbtu. The terms of the second collar include a ceiling of $5.00/Mmbtu and a floor of $3.75/Mmbtu at closing NYMEX prices above $3.09/Mmbtu. However, at prices below $3.09/Mmbtu, the floor moves to NYMEX price plus $0.66 /Mmbtu.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2000 and 1999. Oil and gas revenues of $602,000 for the second quarter of 2000 decreased 31% compared to $874,000 in the corresponding quarter of 1999 primarily as a result of lower gas production. Production of natural gas decreased 53% from 444,000 Mcf in the second quarter of 1999 to 207,000 Mcf in the same period of 2000. Gas production decreased due to the sale of properties to Phillips Petroleum Company and natural depletion. In the second quarter of 1999, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips Petroleum Company. This transaction resulted in a second quarter 1999 gain on sale of properties of $2,012,000, see Liquidity and Capital Resources for further discussion.

         Lease operating expenses and severance taxes were $143,000 in the current quarter versus $205,000 in the second quarter of 1999. This 30% decrease was primarily due to the sale of properties in the second quarter of 1999. On a unit of production basis, these expenses increased from $0.44 per Mcfe in the second quarter of 1999 to $0.68 per Mcfe in the same quarter of 2000.

         General and administrative ("G&A") expenses of $64,000 in the current quarter decreased 47% from $120,000 in the second quarter of 1999, reflecting the Partnership"s share of administration costs associated with operations of Contour. On a unit of production basis, G&A expenses increased from $0.26 per Mcfe in the second quarter of 1999 to $0.30 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 35% from $252,000 in the second quarter of 1999 to $164,000 in the current quarter, primarily as a result of decreased production related to the sale of properties in the second quarter of 1999.

         The Partnership recognized net income of $231,000 or $0.01 per Unit for the second quarter of 2000 compared to second quarter 1999 net income of $2,309,000 or $0.11 per Unit. The reasons for the variance between the second quarter of 2000 and the second quarter of 1999 are described in the foregoing discussion.

         Six Months Ended June 30, 2000 and 1999. Oil and gas revenues of $1,273,000 for the first six months of 2000 decreased 39% compared to $2,101,000 in the corresponding period of 1999 as a result of lower gas production partially offset by higher prices. Production of natural gas decreased 58% from 1,113,000 Mcf in the first half of 1999 to 464,000 Mcf in the current period primarily due to the sale of properties in the first half of 1999 to Phillips Petroleum Company, see below. Natural gas prices increased 42% to $2.69 per Mcf in the current period from $1.90 per Mcf in the first six months of 1999. In the second quarter of 1999, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips Petroleum Company. This transaction resulted in a second quarter 1999 gain on sale of properties of $2,012,000, see Liquidity and Capital Resources for further discussion.

         Lease operating expenses and severance taxes were $228,000 in the first half of 2000 versus $441,000 in the first half of 1999. This 48% decrease was primarily due to the sale of properties in the first half of 1999. On a unit of production basis, these expenses increased to $0.48 per Mcfe in the current period from $0.39 per Mcfe in the same period of 1999.

         G&A expenses of $164,000 in the current period decreased 22% from $211,000 in the first half of 1999, reflecting the Partnership"s share of administration costs associated with operations of Contour. On a unit of production basis, these expenses increased from $0.18 per Mcfe in the first six months of 1999 to $0.34 per Mcfe in the current period.

         DD&A expense decreased 41% from $625,000 in the first half of 1999 to $368,000 in the current period, primarily as a result of decreased current period production related to the sale of properties in the first half of 1999.

         The Partnership recognized net income of $513,000 or $0.02 per Unit for the first six months of 2000 compared to net income of $2,836,000 or $0.13 per Unit for the first half of 1999. The reasons for the variance between the first half of 2000 and the first half of 1999 are described in the foregoing discussion.

         The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the Partnership"s operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership"s operating activities during the first six months of 2000, as reflected on its statement of cash flows, totaled $814,000. During the period, funds provided by investing activities were comprised of net reductions to capital expenditures of $54,000. For the first six months of 2000, funds used in financing activities consisted of cash distributions to partners of $868,000. As a result of these activities, the Partnership"s cash and cash equivalents remained unchanged from December 31, 1999.

         Capital Resources. The capitalization of the Partnership was completed in 1997. Cash flows from operations are expected to be adequate to meet the Partnership"s capital expenditures and working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. In March and May 2000, the Partnership made quarterly distributions of $0.02 per Unit, (aggregating $868,000) as compared to distributions of $0.05 and $0.09 per Unit in March and May 1999, respectively (aggregating $3,042,000). The Partnership intends to continue making quarterly distributions consistent with its cash distribution policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Partnership with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Partnership or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Partnership. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Partnership, including rates of inflation, natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 9 and 10 of the Partnership"s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         Words such as "anticipated," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Partnership"s Form 10-K mentioned above.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT

                27 Financial Data Schedule (included only in the electronic filing of this document).

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the second quarter of 2000.

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



                                    KELLEY PARTNERS 1994
                                    DEVELOPMENT DRILLING PROGRAM

                                    By:  KELLEY OIL CORPORATION
                                         Managing General Partner


Date: August 11, 2000               By:  /s/ Rick G. Lester
                                       -------------------------------
                                               Rick G. Lester
                                          Chief Financial Officer
                                         (Duly Authorized Officer)
                                      (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  27                       Financial Data Schedule