Form 10-Q/A
period 2000-09-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 2000-11-22
CIK 915915

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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

                                Explanatory Note

     This amendment reflects the fact that the partnership achieved payout in the third quarter of 2000. See Notes 3 and 4 of the Notes to Financial Statements.



                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                      INDEX


PART I. FINANCIAL INFORMATION                                                                             PAGE

      Item I.  Financial Statements:
      Balance Sheets as of December 31, 1999 and September 30, 2000 (unaudited) .........................   2

      Statements of Income for the three months and nine months ended
         September 30, 1999 and 2000 (unaudited).........................................................   3

      Statements of Cash Flows for the nine months ended September 30, 1999 and 2000 (unaudited).........   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Item II.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   7

      Item III. Quantitative and Qualitative Disclosure About Market Risk................................  10

PART II. OTHER INFORMATION...............................................................................  11

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       DECEMBER 31,       SEPT. 30,
                                                                                           1999             2000
                                                                                       ------------      -----------
                                                                                                         (UNAUDITED)
                                                                                                        (As Restated -
                                                                                                         See Note 4)
ASSETS:
   Cash and cash equivalents............................................................$      --         $      --
   Accounts receivable - trade..........................................................       16                 2
   Accounts receivable - affiliates.....................................................      905               872
                                                                                        ---------         ---------
   Total current assets.................................................................      921               874
                                                                                        ---------         ---------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization.................................................   32,619            32,540
     Less:  Accumulated depreciation, depletion and amortization........................  (27,132)          (27,647)
                                                                                        ---------         ---------
   Total oil and gas properties.........................................................    5,487             4,893
                                                                                        ---------         ---------
Total assets............................................................................$   6,408         $   5,767
                                                                                        =========         =========

LIABILITIES:
   Accounts payable and accrued expenses................................................$     121         $      59
                                                                                        ---------         ---------
   Total current liabilities............................................................      121                59
                                                                                        ---------         ---------
Total liabilities.......................................................................      121                59
                                                                                        ---------         ---------

PARTNERS' EQUITY:
   LP Unitholders' equity...............................................................      346               323
   GP Unitholders' equity...............................................................    5,693             5,160
   Managing and Special General Partners' equity........................................      248               225
                                                                                        ---------         ---------
Total partners' equity..................................................................    6,287             5,708
                                                                                        ---------         ---------
Total liabilities and partners' equity..................................................$   6,408         $   5,767
                                                                                        =========         =========



                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPT. 30,                     SEPT. 30,
                                                              -----------------------       -----------------------
                                                                1999           2000           1999          2000
                                                            ------------    -----------   ----------     ------------
                                                                           (As Restated                  (As Restated
                                                                           - See Note 4)                 - See Note 4)
REVENUES:
   Oil and gas sales..........................................$     727     $     504       $  2,828      $   1,777
   Gain on sale of properties.................................       --            --          2,012             --
                                                              ---------     ---------       --------      ---------
   Total revenues.............................................      727           504          4,840          1,777
                                                              ---------     ---------       --------      ---------

EXPENSES:
   Lease operating expenses...................................      110            75            443            266
   Severance taxes............................................       58            16            166             53
   Exploration expenses.......................................       --            --             --             --
   General and administrative expenses........................      129            56            340            220
   Depreciation, depletion and amortization...................      289           147            914            515
                                                              ---------     ---------       --------      ---------
   Total expenses.............................................      586           294          1,863          1,054
                                                              ---------     ---------       --------      ---------
Net income....................................................$     141     $     210       $  2,977      $     723
                                                              =========     =========       ========      =========


Net income allocable to LP and GP unitholders.................$     135     $     201       $  2,859      $     694
                                                              =========     =========       ========      =========
Net income allocable to Managing and
   Special General Partners...................................$       6     $       9       $    118      $      29
                                                              =========     =========       ========      =========

Net income per LP and GP unit.................................$     .01     $     .01       $    .14      $     .03
                                                              =========     =========       ========      =========

Average LP and GP units outstanding...........................   20,864        20,864         20,864         20,864
                                                              =========     =========       ========      =========



                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             NINE MONTHS ENDED
                                                                                                 SEPT. 30,
                                                                                        ----------------------------
                                                                                           1999             2000
                                                                                        -----------     ------------
                                                                                                        (As Restated
                                                                                                        - See Note 4)
OPERATING ACTIVITIES:
   Net income...........................................................................$   2,977         $     723
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of properties.........................................................   (2,012)              --
     Depreciation, depletion and amortization...........................................      914               515
     Exploration expenses...............................................................       --                --
   Changes in operating assets and liabilities:
     Decrease in accounts receivable....................................................    2,180                47
     Increase (decrease) in accounts payable and accrued expenses.......................        3               (62)
                                                                                        ---------         ----------
   Net cash provided by operating activities............................................    4,062             1,223
                                                                                        ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures.................................................................     (169)               79
   Proceeds from sale of properties.....................................................    8,326                --
                                                                                        ---------         ---------
   Net cash provided by investing activities............................................    8,157                79
                                                                                        ---------         ---------

FINANCING ACTIVITIES:
   Distributions to partners............................................................  (12,219)           (1,302)
                                                                                        ---------         ---------
   Net cash used in financing activities................................................  (12,219)           (1,302)
                                                                                        ---------         ---------
Decrease in cash and cash equivalents...................................................       --                --
Cash and cash equivalents, beginning of period..........................................       --                --
                                                                                        ---------         ---------
Cash and cash equivalents, end of period................................................$      --         $      --
                                                                                        =========         =========



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


NOTE 3 - PAYOUT


         Development activities of the Partnership are conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating Company, Ltd. ("Kelley Operating"), a subsidiary partnership of Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Contour. Per the joint venture agreement, after income and other proceeds received by the Partnership from Joint Venture operations equal the aggregate acquisition, drilling, completing, equipping and operating costs of the Joint Venture ("Payout"), Kelley Operating is to receive a 20% reversionary interest in the revenues and costs of the Joint Venture.

NOTE 4 - RESTATEMENT



Subsequent to the issuance of the Partnership's financial statements for the three-month period ended September 30, 2000, management determined that effective July 1, 2000, Payout (as discussed in Note 3) was reached and the Joint Venture's operating revenues and costs subsequent to that date should have been allocated and distributed 80% to the Partnership and 20% to Kelley Operating. As a result, the Partnership's financial statements at September 30, 2000 and for the three and nine month periods then ended have been restated to reflect the impact of the Payout. A summary of the significant effects of the restatement is as follows (in thousands except per unit data):



                                                               September 30, 2000
                                                             ------------------------
                                                             As Previously      As
                                                                Reported     Restated
                                                             ------------    --------
Accounts receivable - affiliates                               $  979       $  872
Total current assets                                              981          874
Total oil and gas properties                                    4,873        4,893
Total assets                                                    5,854        5,767
Total liabilities                                                  78           59
Total partners' equity                                          5,776        5,708






                                    Three Months Ended          Nine Months Ended
                                    September 30, 2000          September 30, 2000
                                  ----------------------      ----------------------
                                 As Previously     As         As Previously     As
                                   Reported     Restated        Reported     Restated
                                 ------------    --------     ------------    --------
Oil and gas sales                 $  630         $  504          $1,903       $1,777
Total expenses                       352            294           1,112        1,054
Net income                           278            210             791          723
Net income allocable to
 LP and GP unitholders               267            201             760          694
Net income allocable to Managing
 and Special General Partners         11              9              31           29
Net income per LP and GP unit        .01            .01             .04          .03

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

         Through natural gas price swap agreements and collars, approximately 54%, 94%, 44% and 65% of the Partnership's natural gas production was hedged for the third quarter of 1999, the third quarter of 2000, the first nine months of 1999 and the first nine months of 2000, respectively. As of September 30, 2000, approximately 37,000 Mmbtus of the Partnership's natural gas production for October 2000 has been hedged by natural gas price swap agreements at an average Index Price of $2.60 per Mmbtu before transaction and transportation costs. As of September 30, 2000, approximately 128,000 Mmbtus of the Partnership's natural gas production for October through December 2000 has been hedged by collars at a floor of $4.00 per Mmbtu and a ceiling of $4.98 per Mmbtu. As of the date of this report, Contour has three collars in place for 15,000 Mmbtus per day each totaling 45,000 Mmbtus per day of expected natural gas production for the calendar year 2001. Approximately 1,800 Mmbtus per day of these volumes relate to the Partnership's production. The terms of the first collar include a ceiling of $5.00/Mmbtu and a floor of $3.55/Mmbtu at a closing Index Price above $3.00/Mmbtu. However, at prices below $3.00/Mmbtu, the floor moves to an Index Price plus $0.55 /Mmbtu. The terms of the second collar include a ceiling of $5.00/Mmbtu and a floor of $3.75/Mmbtu at a closing Index Price above $3.09/Mmbtu. However, at prices below $3.09/Mmbtu, the floor moves to an Index Price plus $0.66/Mmbtu. The terms of the third collar include a ceiling of $5.33/Mmbtu and a floor of $4.00/Mmbtu at the closing Index Price.

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

         Included within oil and gas revenues for the three months and nine months ended September 30, 1999 and 2000 was approximately $(136,000), $(178,000), $142,000 and $(250,000), respectively, representing net (losses) and net gains from hedging activities. At September, 30, 2000, the mark-to-market unrealized loss on Contour's existing hedging instruments for future production months approximated $6.7 million, of which $2.7 million related to October 2000. As to the aforementioned losses, approximately $268,000 and $108,000, respectively, related to the Partnership's production. Contour, under the terms of its existing hedge instruments, is required, from time to time, to provide collateral to the counterparty(s). The amount of collateral required is a function of the mark to market value of the hedge instruments at a point in time as determined by the counterparty(s). The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. Contour has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         Development activities of the Partnership are conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating Company, Ltd. ("Kelley Operating"), a subsidiary partnership of Kelley Oil. Per the joint venture agreement, after income and other proceeds received by the Partnership from Joint Venture operations equal the aggregate acquisition, drilling, completing, equipping and operating costs of the Joint Venture ("Payout"), Kelley Operating is to receive a 20% reversionary interest in the revenues and costs of the Joint Venture. Effective July 1, 2000, Payout was reached and the Joint Venture's operating revenues and costs are allocated and distributed 80% to the Partnership and 20% to Kelley Operating. The third quarter 2000 financial statements reflect the impact of the Payout.

RESTATEMENT

         As discussed in Note 4 to the financial statements, subsequent to the issuance of its financial statements for the three-month period ended September 30, 2000, management determined that effective July 1, 2000, Payout (as described in Note 3) was reached and the Joint Venture's operating revenues and costs should have been allocated and distributed 80% to the Partnership and 20% to Kelley Operating. The accompanying MD&A has been revised to reflect the effects of the restatement of the Partnership's interim financial statements for the three-month period ended September 30, 2000.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2000 and 1999. Oil and gas revenues of $504,000 for the third quarter of 2000 decreased 31% compared to $727,000 in the corresponding quarter of 1999 primarily as a result of lower gas production and the effect of the Payout ($126,000), partially offset by higher oil and natural gas prices. Total production of natural gas decreased 57% from 387,000 Mcf in the third quarter of 1999 to 165,000 Mcf in the same period of 2000, primarily due to normal production decline and the Payout (41,000 Mcf's).

         Lease operating expenses and severance taxes were $91,000 in the current quarter versus $168,000 in the third quarter of 1999. This 46% decrease was primarily from lower severance taxes due to lower production volumes and the Payout ($20,000). On a unit of production basis, these expenses increased from $0.42 per Mcfe in the third quarter of 1999 to $0.55 per Mcfe in the same quarter of 2000, primarily as a result of lower production levels in the third quarter 2000.

         General and administrative ("G&A") expenses of $56,000 in the current quarter decreased 57% from $129,000 in the third quarter of 1999, reflecting the Partnership's share of administration costs associated with operations of Contour. On a unit of production basis, G&A expenses increased from $0.32 per Mcfe in the third quarter of 1999 to $0.34 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 49% from $289,000 in the third quarter of 1999 to $147,000 in the current quarter, primarily as a result of decreased production levels and the Payout ($20,000). The units-of-production DD&A rate for oil & gas activities was $0.71 per Mcfe in the third quarter of 1999 compared to $0.88 per Mcfe in the third quarter of 2000.

         The Partnership recognized net income of $210,000, or $0.01 per Unit, for the third quarter of 2000 compared to third quarter 1999 net income of $141,000, or $0.01 per Unit. The reasons for the variance between the third quarter of 2000 and the third quarter of 1999 are described in the foregoing discussion.

         Nine Months Ended September 30, 2000 and 1999. Oil and gas revenues of $1,777,000 for the first nine months of 2000 decreased 37% compared to $2,828,000 in the corresponding period of 1999 primarily as a result of lower natural gas production, partially offset by higher prices. Total production of natural gas decreased 58% from 1,500,000 Mcf in the first nine months of 1999 to 629,000 Mcf in the current period primarily due to the May 1999 sale of properties to Phillips Petroleum Company ("Phillips"). Natural gas prices increased 48% to $2.80 per Mcf in the current period from $1.89 per Mcf in the first nine months of 1999. In the second quarter of 1999, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips. This transaction resulted in a second quarter 1999 gain on sale of properties of $2,012,000.

         Lease operating expenses and severance taxes were $319,000 in the first nine months of 2000 versus $609,000 in the first nine months of 1999. This 50% decrease was primarily due to the sale of properties to Phillips in the first half of 1999. On a unit of production basis, these expenses increased to $0.49 per Mcfe in the current period from $0.39 per Mcfe in the same period of 1999, primarily as a result of lower production levels in the first nine months of 2000.

         G&A expenses of $220,000 in the current period decreased 35% from $340,000 in the first nine months of 1999, reflecting the Partnership's share of administration costs associated with operations of Contour. On a unit of production basis, these expenses increased from $0.22 per Mcfe in the first nine months of 1999 to $0.34 per Mcfe in the current period.

         DD&A expense decreased 44% from $914,000 in the first nine months of 1999 to $515,000 in the current period, primarily as a result of decreased current period production related to the sale of properties in the first half of 1999 to Phillips. The units-of-production DD&A rate for oil & gas activities was $0.59 per Mcfe in the first nine months of 1999 compared to $0.80 per Mcfe in the same period in of 2000.

         The Partnership recognized net income of $723,000, or $.03 per Unit, for the first nine months of 2000 compared to net income of $2,977,000, or $0.14 per Unit, for the first nine months of 1999. The reasons for the variance between the first nine months of 2000 and the first nine months of 1999 are described in the foregoing discussion.

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



                                            KELLEY PARTNERS 1994
                                            DEVELOPMENT DRILLING PROGRAM


                                            By:  KELLEY OIL CORPORATION
                                                 Managing General Partner


Date: November 22, 2000                     By:       /s/Rick G. Lester
                                                --------------------------------
                                                         Rick G. Lester
                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                 (Principal Accounting Officer)

                              INDEX TO EXHIBITS


              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
                27         Financial Data Schedule (included only in the
                           electronic filing of this document).