Form 10-K
period 2000-12-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 2001-04-02
CIK 915915

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 0-23784


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 23, 2001, Kelley Partners 1994 Development Drilling Program had 20,864,414 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.



================================================================================

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

         General. Kelley Partners 1994 Development Drilling Program, a Texas limited partnership (the "Partnership") was formed in 1994 to develop oil and gas properties located onshore in Louisiana. The Partnership issued a total of 20,864,414 units of limited and general partner interests ("Units"), representing 96.04% of the total interests in the Partnership, for $62,593,242. Of this amount, the Partnership distributed $4.3 million and $1.1 million of uncommitted capital during 1996 and 1997, respectively. See "Development and Production" below. The Units consist of 1,194,782 Units of limited partner interests ("LP Units") and 19,669,632 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner interests, representing the remaining 3.96% of the total interests in the Partnership, for $2,580,897. In the aggregate, Kelley Oil Corporation, a Delaware corporation, the managing general partner of the Partnership (the "Managing General Partner" or "Kelley Oil"), owns 95.76% of the total interests of the Partnership. Kelley Oil is a subsidiary of Contour Energy Co. collectively with its subsidiaries, "Contour".

         In December 2000, Kelley Oil invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.28 per unit for all of the Partnership units not held by Kelley Oil. A total of 783,621 Partnership units (46% of units eligible for tender) were tendered. The total cost was approximately $265,000, including transaction costs. After the tender, Kelley Oil owns 95.61% of the Units and a 3.94% General Partner interest.

         As used in this Annual Report on Form 10-K (the "Report"), "Mcf" means thousand cubic feet, "Mmcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel or 42 U.S. gallons liquid volume, "Mbbl" means thousand barrels, "Mcfe" means thousand cubic feet of natural gas equivalent using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate and natural gas liquids, "Mmcfe" means million cubic feet of natural gas equivalent, "Bcfe" means billion cubic feet of natural gas equivalent, and "Mmbtu" means million British thermal units. This Report includes various other capitalized terms that are defined when first used.

         The Partnership has received the benefits of a dramatic increase in the level of commodity prices (mainly natural gas) during 2000. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. Historically, Contour on behalf of the Partnership periodically enters into hedge contracts to protect against commodity price declines. However, effective 2001 the Partnership no longer plans to enter into hedging transactions because small production volumes makes doing so no longer feasible.

         Operations. Development activities of the Partnership are conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating Company, Ltd. ("Kelley Operating"), a subsidiary partnership of Kelley Oil. The Partnership has contributed to the Joint Venture substantially all of the partners' contributed capital in order to finance the costs of drilling, completing, equipping and, when necessary, abandoning the wells drilled by the Joint Venture, proportionate with the Joint Venture's working interest in each well. Kelley Operating has contributed to the Joint Venture specific drilling rights for wells on its properties selected by the Managing General Partner. In return for the contributed drilling rights, Kelley Operating has a 20% reversionary interest after Payout (as defined in the Joint Venture Agreement) in the costs and revenues of the Joint Venture. Payout occurred in the third quarter of 2000.

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

         Development and Production. As of January 1, 2001, the Partnership had participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells have been found to be productive and 4 gross (2.67 net) wells were dry. From its inception through December 31, 2000, the Partnership produced 25.3 Bcf of natural gas and 177,123 barrels of oil and natural gas liquids, generating total oil and gas revenues of $59.1 million. Of this amount, $58.1 million or $2.67 per Unit has been distributed to the partners (includes $8.3 million or $0.38 per unit related to the sale of properties in 1999 to Phillip Petroleum Company ("Phillips Transaction").

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

         On March 8, 2001, Contour announced that John F. Bookout, Contour's President and Chief Executive Officer had informed the Board of Directors of his intention to retire effective April 30, 2001, and to step down as Chairman and a member of the Board of Directors effective May 30, 2001. Kenneth R. Sanders will assume the position of President and Chief Executive Officer effective April 30, 2001. Additionally, Rick G. Lester, Contour's Chief Financial Officer, was appointed Executive Vice President. Both Messrs. Sanders and Lester were elected directors of Contour.

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

ESTIMATED PROVED RESERVES

         General. The estimated gross quantities of proved and proved developed reserves for properties in which the Partnership owns interests were prepared as of January 1, 1999, 2000 and 2001, by an independent petroleum engineering firm. For the reserves at January 1, 2000 and 2001, Contour applied appropriate Partnership revenue interests to determine the Partnership's net proved reserves shown below.

         Quantities. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of January 1, 1999, 2000 and 2001. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                               AS OF JANUARY 1,
                                        ----------------------------
                                         1999       2000       2001
                                        ------     ------     ------
Crude oil and liquids (Mbbl):
   Proved developed ...............         57         16          9
   Proved undeveloped .............          2          1         --
                                        ------     ------     ------
     Total proved .................         59         17          9
                                        ======     ======     ======

Natural gas (Mmcf):
   Proved developed ...............     22,730      9,312      6,295
   Proved undeveloped .............      1,633        754         --
                                        ------     ------     ------
     Total proved .................     24,363     10,066      6,295
                                        ======     ======     ======


         Detailed information concerning the Partnership's estimated proved reserves and discounted net future cash flows is contained in the Supplementary Financial Information included in Note 6 in Notes to the Financial Statements. The Partnership has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in its last annual report filed with the Securities and Exchange Commission ("SEC").

         Uncertainties in Estimating Reserves. There are numerous uncertainties in estimating quantities of proved reserves believed to have been discovered and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Partnership. The reserve data set forth in this document are only estimates. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced. It is possible that variances from the estimates will be material.

DESCRIPTION OF SIGNIFICANT PROPERTIES

         General. The properties of the Partnership consist primarily of interests in producing wells located in the Hosston, Smackover and Miocene trends in Louisiana. All of the Partnership's oil and gas reserves are located within the continental United States.

         Significant Fields. The following table sets forth certain information as of January 1, 2001 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                       PROVED RESERVES AT JANUARY 1, 2001              2000 PRODUCTION
                                      ------------------------------------    -------------------------------------
                                                           GAS                                      GAS
                                        OIL      GAS    EQUIVALENT              OIL       GAS    EQUIVALENT
PROPERTY                              (Mbbls)   (Mmcf)   (Mmcfe)       %      (Mbbls)    (Mmcf)    (Mmcfe)      %
--------                              -------   ------  ----------   -----    -------    ------  ----------   -----
NORTH LOUISIANA:
   Sibley field .....................      3     4,200     4,218      66.4       1.0       641       647      76.3
   Ada field ........................      4     2,088     2,112      33.3        .4       180       182      21.5
SOUTH LOUISIANA:
   Orange Grove/Humphreys field .....      2         7        19        .3       1.6         9        19       2.2
                                       -----     -----     -----     -----     -----     -----     -----     -----
     Total ..........................      9     6,295     6,349     100.0       3.0       830       848     100.0
                                       =====     =====     =====     =====     =====     =====     =====     =====


         Additional information regarding these fields is set forth below. Unless otherwise noted, well information is provided as of December 31, 2000, and reserve information is provided as of January 1, 2001.

                                 NORTH LOUISIANA

         Sibley Field. The Sibley field is located in Webster Parish, Louisiana. The Partnership has interests in 24 gross (3.6 net) wells producing from the Hosston A, B and C formations at depths ranging from 4,600 to 8,900 feet. Kelley Oil operates 16 of the wells. The Sibley field reserves are 100% proved developed.

         Ada Field. The Ada field is located in Bienville and Webster Parishes, Louisiana. The Partnership has an interest in 5 gross (1.0 net) wells producing from the Hosston A and B formations at depths ranging from 7,500 to 8,600 feet. Kelley Oil operates one of the wells. The Ada field reserves are 100% proved developed.

                                 SOUTH LOUISIANA

         Orange Grove/Humphreys Field. The Orange Grove/Humphreys field is located in Terrebonne Parish, Louisiana. The Partnership has interests in 1 gross (.28 net) well producing from the Realty formation at a depth of 11,200 feet that Kelley Oil operates. The Orange Grove/Humphreys field reserves are 100% proved developed.


PRODUCTION, PRICE AND COST DATA

         The following tables set forth the oil and gas production, average sales price and average production costs per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1998, 1999 and 2000. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Information.


                             OIL AND GAS PRODUCTION

                                                                  YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1998       1999       2000
                                                               ------     ------     ------
Crude oil, condensate and natural gas liquids (Bbls) .....     21,487      8,792      3,031
Natural gas (Mmcf) .......................................      3,914      1,748        830

                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                                         YEAR ENDED DECEMBER 31,
                                                                      ----------------------------
                                                                       1998       1999       2000
                                                                      ------     ------     ------
Average sales price:
   Crude oil, condensate and natural gas liquids per Bbl ........     $13.48     $15.26     $28.80
   Natural gas per Mcf, including the effects of hedging(1) .....       2.24       2.13       3.24

Oil and gas revenues per Mcf(1) .................................       2.24       2.14       3.27
Average production costs per Mcfe(1) ............................        .56        .56        .68


(1) Includes effect of new accounting pronouncement requiring shipping and handling expenses (i.e. compression and transportation expenses) to be included in production costs rather than netted in revenues. The impact on production costs are increases of $.19/Mcfe, $.18/Mcfe and $.14/Mcfe for the years 1998, 1999 and 2000, respectively. Realized prices for natural gas per Mcf and oil and gas revenues per Mcfe have been restated accordingly. See Note 5 in Notes to Financial Statements.


OIL AND GAS WELLS

         As of December 31, 2000, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                                                   GROSS(1)   NET
                                                                                   --------  -----
Oil wells ......................................................................        2      .31
Gas wells ......................................................................       28     4.57
                                                                                     ----     ----
   Total .......................................................................       30     4.88
                                                                                     ====     ====


     (1) One or more completions in the same hole are counted as one well; one of the wells has multiple completions.

         Wells Drilled. All of the wells drilled by the Partnership are development wells based on definitions in the Partnership Agreement of the Partnership. The following table sets forth the number of gross and net productive and dry development wells and exploratory wells drilled by the Partnership during the years ended December 31, 1998, 1999 and 2000, based on a narrower definition for development wells under guidelines established by the SEC.



                                 GROSS                  GROSS                   NET                     NET
                           DEVELOPMENT WELLS     EXPLORATORY WELLS       DEVELOPMENT WELLS       EXPLORATORY WELLS
                          ------------------     ------------------     -------------------     ------------------
                          PRODUCTIVE     DRY     PRODUCTIVE     DRY     PRODUCTIVE      DRY     PRODUCTIVE     DRY
                          ----------     ---     ----------     ---     ----------      ---     ----------     ---
1998 ...................      1           --          --         --        .31           --         --          --
1999 ...................     --           --          --         --         --           --         --          --
2000 ...................     --           --          --         --         --           --         --          --


         Wells in Progress. At December 31, 2000, no wells were in progress of drilling.

MARKETING OF NATURAL GAS AND CRUDE OIL

         The Partnership does not refine or process any of the oil and natural gas it produces. The natural gas production of the Partnership is sold to various purchasers typically in the areas where the natural gas is produced. The Partnership currently is able to sell of its natural gas at current market prices. Its revenue streams are therefore sensitive to changes in current market prices. The Partnership's sales of crude oil, condensate and natural gas liquids generally are related to posted field prices.

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

EMPLOYEES

         The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of December 31, 2000, Kelley Oil had 45 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationship with its employees is satisfactory.

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

         Depletion of Reserves. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The Partnership's future oil and natural gas reserves and production, and, therefore, cash flow and income are highly dependent upon its success in efficiently producing its reserves.

         Volatility of Oil, Natural Gas and Natural Gas Liquids Prices. The Partnership's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and are expected to continue to be volatile in the future. The Partnership's future financial condition and results of operations will depend, in part, upon the prices received for its oil and natural gas production, as well as the costs of developing and producing reserves. Because the Partnership no longer plans to hedge its production, prices realized by the Partnership may be more volatile than historically.

         Operating Hazards and Uninsured Risks. Oil and gas drilling activities are subject to numerous risks, many of which are uninsurable, including the risk that no commercially viable oil or natural gas production will be obtained; many of such risks are beyond the Partnership's control. The decision to develop a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain, and overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Technical problems encountered in actual drilling, completion and workover activities can delay such activity and add substantial costs to a project. Further, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices and limitations in the market for products

         The availability of a ready market for the Partnership's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. Natural gas wells may be partially or totally shut in for lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity.

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

                                     PART II

ITEM 5. MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

         There is no market for the Units of the Partnership. Transfer of the Units was substantially restricted by the provisions of the Partnership Agreement until the Partnership Agreement was amended in December 2000 to allow unitholders to buy or sell units from existing unitholders. As of March 23, 2001, there were 380 holders of record of the Partnership's Units.

         The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.


                                                                              DISTRIBUTIONS
                                                                              -------------
1998
First quarter ..............................................................     $    .11
Second quarter .............................................................          .12
Third quarter ..............................................................          .08
Fourth quarter .............................................................          .07
                                                                                 --------
  Total ....................................................................     $    .38
                                                                                 ========

1999
First quarter ..............................................................     $    .05
Second quarter .............................................................          .09
Third quarter ..............................................................          .42
Fourth quarter .............................................................          .01
                                                                                 --------
  Total ....................................................................     $    .57
                                                                                 ========

2000
First quarter ..............................................................     $    .02
Second quarter .............................................................          .02
Third quarter ..............................................................          .02
Fourth quarter .............................................................          .05
                                                                                 --------
  Total ....................................................................     $    .11
                                                                                 ========


         The distribution for each quarter in which payments were made represents substantially all of the Partnership's net available cash from the preceding quarter's operations. The Partnership made distributions for the year 2000 aggregating $2,336,000 to the unitholders, or $0.11 per Unit, and $96,000 to the Managing and Special General Partners for their interest. In February 2001, the fourth quarter 2000 distribution was paid to the managing and special general partners and the unitholders in the amounts of $45,000 and $1,085,000, or $0.05 per Unit, respectively. Distribution levels are affected by numerous factors, including oil and gas prices, production levels and operating costs, together with any working capital requirements. Future distributions to the unitholders and managing and special general partners are contingent on future operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected financial data for the Partnership. The financial information presented below is derived from the Partnership's audited Financial Statements presented elsewhere in this Report and in previously filed Form 10Ks, and should be read in conjunction with those Financial Statements and the related Notes thereto.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                       1996        1997        1998        1999        2000
                                                      -------     -------     -------     -------     -------
SUMMARY OF OPERATIONS:
   Total revenues(1)(3) .........................     $20,240     $16,556     $ 8,822     $ 5,724     $ 2,700
   Production expenses(1) .......................       2,348       2,622       2,256       1,012         577
   Exploration expenses .........................         606         369          --          --          --
   General and administrative expenses ..........         854         934         854         454         259
   Depreciation, depletion and amortization .....       5,536       4,631       3,080       1,124         693
   Impairment of oil and gas properties .........          --          --          81          --          --
   Net income ...................................      10,896       8,000       2,551       3,134       1,171
   Net income per Unit(2) .......................         .50         .37         .12         .14         .05
   Units outstanding ............................      20,864      20,864      20,864      20,864      20,864


                                                                         AS OF  DECEMBER 31,
                                                      -------------------------------------------------------
                                                         1996        1997        1998        1999        2000
                                                      -------     -------     -------     -------     -------
SUMMARY BALANCE SHEET DATA:
   Working capital ..............................     $ 3,647     $ 5,551     $ 2,923     $   800     $     2
   Oil and gas properties, net ..................      19,035      15,743      12,667       5,487       5,024
   Total partners' equity .......................      22,682      21,294      15,590       6,287       5,026
   Total assets .................................      25,479      21,781      15,763       6,408       5,396



(1) Total Revenues and Production expenses have been restated for the years 1997, 1998, 1999 and 2000 in accordance with a new accounting pronouncement. See Note 5 in the Notes to Financial Statements and "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

(2) Per Unit amounts are based on the Unitholders' 96.04% share of net income.

(3)      1999 includes gain on the sale of properties of $1,993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued a total of 20,864,414 units of limited and general partner interests ("Units") at $3.00 per Unit for total subscription commitments of $62,593,242. The Units represent 96.04% of the total interests in the Partnership and consist of 1,194,782 Units of limited partner interests ("LP Units") and 19,669,632 Units of general partner interests ("GP Units") at December 31, 2000. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for subscription commitments of $2,580,897, representing 3.96% of the total interests in the Partnership. As of December 31, 2000, Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly-owned subsidiary of Contour Energy Co. ("Contour"), owns 95.61% of the Units, together with its 3.94% managing general partnership interest.

         Kelley Oil did not have adequate current liquidity or capital resources to fund its entire subscription commitment by the end of the deferred payment period in November 1994. Kelley Oil has made subsequent contributions, together with interest at a market rate, as funds were needed for the Partnership's drilling activities. As of December 31, 1997, Kelley Oil had fully funded its subscription commitment. See "Liquidity and Capital Resources".

         In December 2000, Kelley Oil invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.28 per unit for all of the Partnership units not held by Kelley Oil. A total of 783,621 Partnership units (46% of units eligible for tender) were tendered. The total cost was approximately $265,000, including transaction costs. After the tender, Kelley Oil owns 95.61% of the Units and a 3.94% General Partner interest.

         Hedging Activities. Historically, Contour on behalf of the Partnership periodically enters into hedge contracts to protect against commodity price declines. Contour normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of the closing NYMEX price for crude oil as the underlying index ("Index Price"). See Note 4 in Notes to the Financial Statements. However, effective 2001 the Partnership no longer plans to enter into hedging transactions because small production volumes makes doing so no longer feasible.

         Through natural gas price swap agreements, the Partnership hedged approximately 49% and 50%, respectively, of its natural gas production for 1998 and 1999, respectively, at average NYMEX quoted prices of $2.31 and $2.17 per Mmbtu, respectively, before transaction and transportation costs. For 2000, the Partnership hedged approximately 72% of its natural gas production using price swap agreements (48%) and a costless collar (24%). The average price received under the swap agreements was $2.59/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/mmbtu at the closing Index Price. As of December 31, 2000, none of the Partnership's anticipated natural gas production for 2001 has been hedged.

         Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil was hedged in 1998. For 2000, the Company hedged approximately 66% of its crude oil production using price swap agreements (41%) and costless collars (25%). The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price. As of December 31, 2000, none of the Partnership's crude oil production for 2001 had been hedged.

         Hedging activities decreased Partnership oil and natural gas revenues by approximately $31,000 and $498,000 in 1999 and 2000, respectively, and increased such revenues by approximately $370,000 in 1998 as compared to estimated revenues had no hedging activities been conducted.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements.

         Drilling Operations. Since inception, the Partnership participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells were found productive and 4 gross (2.67 net) wells were dry.

RESULTS OF OPERATIONS

         Years Ended December 31, 2000 and 1999. Oil and gas revenues of $2,700,000 for 2000 decreased 28% compared to $3,731,000 in 1999 as a result of lower natural gas and crude oil production volumes, partially offset by higher natural gas and crude oil prices. Production of natural gas decreased 53% from 1,748,000 Mcf in 1999 to 830,000 Mcf in 2000. Production of crude oil decreased 66% from 8,792 barrels in 1999 to 3,031 barrels in 2000. Oil and gas production decreased due to the sale of properties to Phillips Petroleum Company ("Phillips") in the second quarter of 1999 and natural depletion.

         Lease operating expenses and severance taxes were $577,000 in 2000 versus $1,012,000 in 1999, a decrease of 43%, primarily related to the sale of properties to Phillips. On a unit of production basis, these expenses increased to $0.68 per Mcfe in 2000 from $0.56 per Mcfe in 1999. Transportation and compression expenses of $325,000 ($0.18 per Mcfe) and $122,000 ($0.14 per Mcfe) were included in lease operating expense for 1999 and 2000, respectively, as a result of a new accounting pronouncement. See Note 5 in Notes to Financial Statements.

         General and administrative expenses of $259,000 in 2000 decreased 43% from $454,000 in 1999, reflecting the Partnership's share of administration costs associated with development operations of Contour. On a unit of production basis, these expenses increased to $0.31 per Mcfe in 2000 from $0.25 per Mcfe in 1999.

         Depreciation, depletion and amortization ("DD&A") expense decreased 38% from $1,124,000 in 1999 to $693,000 in 2000, primarily as a result of lower current period production related to the sale of properties to Phillips. On a unit-of-production basis, DD&A increased to $0.82 per Mcfe in 2000 from $0.62 per Mcfe in 1999.

         The Partnership recognized net income in 2000 of $1,171,000 or $0.05 per Unit compared to net income of $3,134,000, including a $1,993,000 gain on sale of properties, or $0.14 per Unit in 1999, reflecting the foregoing developments.

         Years Ended December 31, 1999 and 1998. Oil and gas revenues of $3,731,000 for 1999 decreased 58% compared to $8,822,000 in 1998 as a result of lower natural gas and crude oil production volumes. Production of natural gas decreased 55% from 3,914,000 Mcf in 1998 to 1,748,000 Mcf in 1999. Production of crude oil decreased 59% from 21,487 barrels in 1998 to 8,792 barrels in 1999. Oil and gas production decreased due to the sale of properties to Phillips and natural depletion.

         In 1999, the Partnership recognized a $1,993,000 gain on the sale of the north Louisiana fields to Phillips.

         Lease operating expenses and severance taxes were $1,012,000 in 1999 versus $2,256,000 in 1998, a decrease of 55%, primarily related to the sale of properties to Phillips. On a unit of production basis, these expenses for both 2000 and 1999 was $0.56 per Mcfe. Transportation and compression expenses of $741,000 ($0.19 per Mcfe) and $325,000 ($0.18 per Mcfe) were included in lease operating expense for 1998 and 1999, respectively, as a result of a new accounting pronouncement.

         General and administrative expenses of $454,000 in 1999 decreased 47% from $854,000 in 1998, reflecting the Partnership's share of administration costs associated with development operations of Contour. On a unit of production basis, these expenses increased from $0.21 per Mcfe in 1998 to $0.25 per Mcfe in 1999.

         DD&A expense decreased 64% from $3,080,000 in 1998 to $1,124,000 in 1999, primarily as a result of lower current period production related to the sale of properties to Phillips. On a unit-of-production basis, DD&A decreased from $0.76 per Mcfe in 1998 to $0.62 per Mcfe in 1999.

         In 1998, the Partnership recognized a non-cash impairment charge of $81,000 against the carrying values of its proved oil and gas properties, for the year ended December 31, 1998 (see "Oil and Gas Properties" in Note 1 to the Financial Statements).

         The Partnership recognized net income in 1999 of $3,134,000 or $0.14 per Unit compared to net income of $2,551,000 or $0.12 per Unit in 1998, reflecting the foregoing developments.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during 2000, as reflected on its statements of cash flows, totaled $2,662,000. During the year, funds used by investing activities consisted of capital expenditures of $230,000. Funds used in financing activities consisted of cash distributions to partners of $2,432,000. As a result of these activities, the Partnership's cash and cash equivalents was zero at December 31, 2000.

         The Partnership has received the benefits of a dramatic increase in the level of commodity prices (mainly natural gas) during 2000. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. Historically, Contour on behalf of the Partnership periodically enters into hedge contracts to protect against commodity price declines. However, effective 2001 the Partnership no longer plans to enter into hedging transactions because small production volumes makes doing so no longer feasible.

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

         On February 29, 1996, the Contemplated Capital exceeded the Committed Expenditures. Accordingly, the excess Contemplated Capital aggregating $4,345,000 or $0.20 per Unit was distributed as a return of capital during 1996. In 1996, Kelley Oil initiated a program for streamlining operations, improving drilling efficiency and reducing lease operating costs. These efforts generated cost savings that effectively reduced the February 1996 estimate for Committed Expenditures. As a result, during 1997 Kelley Oil revised its estimate of the necessary partnership capital and distributed additional uncommitted funds of $1,086,000 or $0.05 per Unit to the partners as a return of capital.

         During the first six months of 1997, Kelley Oil contributed the final portion of its commitment to the Partnership with capital contributions of $5,819,000. Cash flows from operations are expected to be adequate to meet the Partnership's capital expenditure and working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. The Partnership made distributions for the year 2000 aggregating $2,336,000 to the unitholders, or $0.11 per Unit, and $96,000 to the Managing and Special General Partners for their interest. However, future distributions to the unitholders and managing and special general partners are contingent on future operating results.

         Inflation and Changing Prices. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and natural gas prices (including the effects of hedging) received by the Partnership during the periods indicated.

                                                      AVERAGE    AVERAGE
                                                     OIL PRICE  GAS PRICE
                                                      ($/Bbl)    ($/Mcf)
                                                     ---------  ---------
YEAR ENDED:
   December 31, 1998 .............................     13.48      2.24
   December 31, 1999 .............................     15.26      2.13
   December 31, 2000 .............................     28.80      3.24


         Accounting Pronouncements. The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         As of January 1, 2001, the Partnership is not party to any derivative instruments and as such there is no impact on its financial statements as a result of the adoption of SFAS 133.

         In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to production expenses.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         INDEX TO FINANCIAL STATEMENTS

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM:

                                                                                                             PAGE
                                                                                                             ----
Independent Auditors' Report .............................................................................    19
Balance Sheets - December 31, 1999 and 2000 ..............................................................    20
Statements of Operations - For the years ended December 31, 1998, 1999 and 2000 ..........................    21
Statements of Cash Flows - For the years ended December 31, 1998, 1999 and 2000 ..........................    22
Statements of Changes in Partners' Equity - For the years ended December 31, 1998, 1999 and 2000 .........    23
Notes to Financial Statements ............................................................................    24

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Kelley Partners 1994 Development Drilling Program:


We have audited the accompanying balance sheets of Kelley Partners 1994 Development Drilling Program (a Texas limited partnership) as of December 31, 1999 and 2000 and the related statements of operations, cash flows, and changes in partners' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1994 Development Drilling Program as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Houston, Texas
March 22, 2001

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                              DECEMBER 31,
                                                                        ----------------------
                                                                          1999          2000
                                                                        --------      --------
ASSETS:
   Cash ...........................................................     $     --     $      --
   Accounts receivable - trade ....................................           16             9
   Accounts receivable - affiliates ...............................          905           363
                                                                        --------      --------
     Total current assets .........................................          921           372
                                                                        --------      --------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization ...........................       32,619        32,849
     Less:  Accumulated depreciation, depletion & amortization ....      (27,132)      (27,825)
                                                                        --------      --------
     Total oil and gas properties .................................        5,487         5,024
                                                                        --------      --------
   Total assets ...................................................     $  6,408      $  5,396
                                                                        ========      ========

LIABILITIES:
   Accounts payable and accrued expenses ..........................     $    121      $    370
                                                                        --------      --------
     Total current liabilities ....................................          121           370
                                                                        --------      --------
   Total liabilities ..............................................          121           370
                                                                        --------      --------

PARTNERS' EQUITY:
   LP Unitholders' equity .........................................          346           284
   GP Unitholders' equity .........................................        5,693         4,544
   Managing and Special General Partners' equity ..................          248           198
                                                                        --------      --------
     Total partners' equity .......................................        6,287         5,026
                                                                        --------      --------
   Total liabilities and partners' equity .........................     $  6,408      $  5,396
                                                                        ========      ========


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                             YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1998       1999         2000
                                                                        -------     -------     -------
REVENUES:
   Oil and gas sales ..............................................     $ 8,822     $ 3,731     $ 2,700
   Gain on sale of properties .....................................          --       1,993          --
                                                                        -------     -------     -------
     Total revenues ...............................................       8,822       5,724       2,700
                                                                        -------     -------     -------

COSTS AND EXPENSES:
   Lease operating expenses .......................................       1,843         844         502
   Severance taxes ................................................         413         168          75
   General and administrative expenses ............................         854         454         259
   Depreciation, depletion and amortization .......................       3,080       1,124         693
   Impairment of oil and gas properties ...........................          81          --          --
                                                                        -------     -------     -------
     Total expenses ...............................................       6,271       2,590       1,529
                                                                        -------     -------     -------
Net income ........................................................     $ 2,551     $ 3,134     $ 1,171
                                                                        =======     =======     =======

Net income allocable to LP and GP unitholders .....................     $ 2,449     $ 3,010     $ 1,125
                                                                        =======     =======     =======

Net income allocable to managing and special general partners .....     $   102     $   124     $    46
                                                                        =======     =======     =======

Net income per LP and GP unit .....................................     $   .12     $   .14     $   .05
                                                                        =======     =======     =======

Average LP and GP Units outstanding ...............................      20,864      20,864      20,864
                                                                        =======     =======     =======


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                               1998           1999          2000
                                                                              --------      --------      --------
OPERATING ACTIVITIES:
   Net income ...........................................................     $  2,551      $  3,134      $  1,171
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of properties .........................................           --        (1,993)           --
     Depreciation, depletion and amortization ...........................        3,080         1,124           693
     Impairment of oil and gas properties ...............................           81            --            --
     Changes in operating assets and liabilities:
       Decrease in accounts receivable ..................................        2,942         2,176           549
       (Decrease) increase in accounts payable and accrued expenses .....         (313)          (52)          249
                                                                              --------      --------      --------
   Net cash provided by operating activities ............................        8,341         4,389         2,662
                                                                              --------      --------      --------

INVESTING ACTIVITIES:
   Capital expenditures .................................................          (86)         (260)         (230)
   Sale of oil and gas properties .......................................           --         8,308            --
                                                                              --------      --------      --------
   Net cash (used in) provided by investing activities ..................          (86)        8,048          (230)
                                                                              --------      --------      --------

FINANCING ACTIVITIES
   Distributions ........................................................       (8,255)      (12,437)       (2,432)
                                                                              --------      --------      --------
   Net cash used in financing activities ................................       (8,255)      (12,437)       (2,432)
                                                                              --------      --------      --------

   Increase (decrease) in cash and cash equivalents .....................           --            --            --

Cash and cash equivalents, beginning of period ..........................           --            --            --
                                                                              --------      --------      --------
Cash and cash equivalents, end of period ................................     $     --     $      --     $      --
                                                                              ========      ========      ========


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                                           MANAGING
                                                                             AND
                                                                           SPECIAL
                                                  LP            GP         GENERAL
                                              UNITHOLDERS   UNITHOLDERS    PARTNERS       TOTAL
                                              -----------   -----------    --------      --------
Partners' equity at January 1, 1998 ......     $  1,172      $ 19,280      $    842      $ 21,294
                                               --------      --------      --------      --------

Distributions ............................         (454)       (7,474)         (327)       (8,255)
Net income ...............................          139         2,310           102         2,551
                                               --------      --------      --------      --------
Partners' equity at December 31, 1998 ....          857        14,116           617        15,590
                                               --------      --------      --------      --------

Distributions ............................         (683)      (11,261)         (493)      (12,437)
Net income ...............................          172         2,838           124         3,134
                                               --------      --------      --------      --------
Partners' equity at December 31, 1999 ....          346         5,693           248         6,287
                                               --------      --------      --------      --------

Distributions ............................         (137)       (2,199)          (96)       (2,432)
Transfer .................................            9            (9)           --            --
Net income ...............................           66         1,059            46         1,171
                                               --------      --------      --------      --------
Partners' equity at December 31, 2000 ....     $    284      $  4,544      $    198      $  5,026
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

         Oil and Gas Properties. Oil and gas properties are located in the United States, and are held of record by Kelley Operating Company, Ltd. The Partnership utilizes the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, the costs of successful wells and development dry holes are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are taken into account in depreciation, depletion and amortization.

         The Partnership's proved oil and gas properties are reviewed for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. As a result of a decline in its proved reserves at January 1, 1999 from year-earlier levels, the Partnership performed an assessment of the fair value of its oil and gas properties, which indicated an impairment should be recognized. Under this analysis, the fair value for the Company's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Company recognized a non-cash impairment charge of $81,000 against the carrying value of its proved oil and gas properties at December 31, 1998.

         Oil and Gas Revenues. The Partnership recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Partnership's production entitlement.

         Net Income or Loss Per Unit. Net income or loss per Unit is computed based on the weighted average number of Units outstanding during the period divided into the net income or loss allocable to the Unitholders.

         Financial Instruments. The Partnership's financial instruments consist of cash and cash equivalents, receivables, payables and commodity derivatives (see Note 4). Management believes the carrying amounts of the financial instruments classified as current assets or liabilities approximate fair value due to their short-term nature.

         Derivative Financial Instruments. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future oil and natural gas production principally as a hedge against natural gas price declines. See Note 4 - "Hedging Activities" for a discussion of the Partnership's accounting policies related to hedging activities.

         Concentration of Credit Risk and Significant Customers. Substantially all of the Partnership's receivables are due from the marketing subsidiary of Kelley Oil Corporation ("Kelley Oil"), which purchases approximately 90% of the Partnership's natural gas for resale to a limited number of natural gas transmission companies and other gas purchasers. To date, this concentration has not had a material adverse effect on the financial condition of the Partnership.

         Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications. Certain financial statement items in 1998 and 1999 have been reclassified to conform to the 2000 presentation. See Note 5.

NOTE 2 - CASH DISTRIBUTIONS

         The table below details cash distributions per LP and GP Unit, other than the return of uncommitted capital, by quarter paid.


1998
First quarter ..............................................     $    .11
Second quarter .............................................          .12
Third quarter ..............................................          .08
Fourth quarter .............................................          .07
                                                                 --------
   Total ...................................................     $    .38
                                                                 ========

1999
First quarter ..............................................     $    .05
Second quarter .............................................          .09
Third quarter ..............................................          .42
Fourth quarter .............................................          .01
                                                                 --------
   Total ...................................................     $    .57
                                                                 ========

2000
First quarter ..............................................     $    .02
Second quarter .............................................          .02
Third quarter ..............................................          .02
Fourth quarter .............................................          .05
                                                                 --------
   Total ...................................................     $    .11
                                                                 ========


         The Partnership maintains a policy of distributing cash that is not required for the conduct of Partnership business to Unitholders on a quarterly basis. The Partnership made distributions for the year 2000 aggregating $2,336,000 to the unitholders, or $0.11 per Unit, and $96,000 to the Managing and Special General Partners for their interest. In February 2001, the fourth quarter 2000 distribution was paid to the managing and special general partners and the unitholders in the amounts of $45,000 and $1,085,000, or $0.05 per Unit, respectively. Distribution levels are affected by numerous factors, including oil and gas prices, production levels and operating costs, together with any working capital requirements. Future distributions to the unitholders and managing and special general partners are contingent on future operating results.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Unitholders have a 96.04% share and the general partners have a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

         Overhead allocated to the Partnership by Kelley Oil for the years ended December 31, 1998, 1999 and 2000 related to general and administrative expenses aggregated $854,000, $454,000 and $259,000, respectively.

         Substantially all of the Partnership's gas sales are made to an affiliated company, Concorde Gas Marketing, Inc., an indirect wholly-owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. For 1998, 1999 and 2000, a fee of 2% of the resale price was charged to the Partnership by CGM for its marketing services.

         In December 2000, Kelley Oil invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.28 per unit for all of the Partnership units not held by Kelley Oil. A total of 783,621 Partnership units (46% of units eligible for tender) were tendered. The total cost was approximately $265,000, including transaction costs. After the tender, Kelley Oil owns 95.61% of the Units and a 3.94% General Partner interest.

NOTE 4 - HEDGING ACTIVITIES

         Historically, Contour has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines. Because of small production volumes, beginning 2001 the Partnership production will no longer be hedged.

         Contour periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour does not engage in speculative transactions. During 2000, Contour used price swap agreements and collars. Price swap agreements generally provide for Contour to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. Contour normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling Contour must make payments to the counterparty on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counterparty must make payments to Contour on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. Gains and losses realized by Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. Contour's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships, including the production of the Partnership, for 1998, 1999 and 2000.

         Through natural gas price swap agreements, the Partnership hedged approximately 49% and 50%, respectively, of its natural gas production for 1998 and 1999, respectively, at average NYMEX quoted prices of $2.31 and $2.17 per Mmbtu, respectively, before transaction and transportation costs. For 2000, the Partnership hedged approximately 72% of its natural gas production using price swap agreements (48%) and a costless collar (24%). The average price received under the swap agreements was $2.59/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/mmbtu at the closing Index Price. As of December 31, 2000, none of the Partnership's anticipated natural gas production for 2001 has been hedged.

         Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil was hedged in 1998. For 2000, the Company hedged approximately 66% of its crude oil production using price swap agreements (41%) and costless collars (25%). The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price. As of December 31, 2000, none of the Partnership's crude oil production for 2001 had been hedged.

         Hedging activities decreased Partnership oil and natural gas revenues by approximately $31,000 and $498,000 in 1999 and 2000, respectively, and increased such revenues by approximately $370,000 in 1998 as compared to estimated revenues had no hedging activities been conducted.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

         The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         As of January 1, 2001, the Partnership is not party to any derivative instruments and as such there is no impact on its financial statements as a result of the adoption of SFAS 133.

         In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to production expenses. As a result, $741,000, $325,000 and $122,000 of expenses were reclassified from oil and gas revenues to production expenses for the years ended December 31, 1998, 1999 and 2000, respectively.

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

                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1998          1999           2000
                                                              --------      --------      --------
Properties subject to amortization ......................     $ 45,294      $ 32,619      $ 32,849
Accumulated depreciation, depletion and amortization ....      (32,626)      (27,132)      (27,825)
                                                              --------      --------      --------
   Net capitalized costs ................................     $ 12,668      $  5,487      $  5,024
                                                              ========      ========      ========


         Costs Incurred. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $86,000, $260,000 and $230,000 for the years ended December 31, 1998, 1999 and
2000, respectively.

         Reserves. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1998, 1999 and 2000

         There are numerous uncertainties in estimating quantities of proved reserves believed to have been discovered and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Partnership. The reserve data set forth in this document are only estimates. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced. It is possible that variances from the estimates will be material.


                                                            CRUDE OIL, CONDENSATE
                                                           AND NATURAL GAS LIQUIDS                     NATURAL GAS
                                                                   (Mbbls)                               (Mmcf)
                                                      ---------------------------------      ---------------------------------
                                                        1998        1999        2000          1998        1999        2000
                                                      -------      -------      -------      -------      -------      -------
Proved developed and undeveloped reserves:
   Beginning of year ............................          83           59           17       25,642       24,363       10,066
   Revisions of previous estimates ..............          (3)           6           (5)       2,635         (359)      (2,941)
   Extensions and discoveries ...................          --           --           --           --           --           --
   Sales of reserves in place ...................          --          (39)          --           --      (12,190)          --
   Production ...................................         (21)          (9)          (3)      (3,914)      (1,748)        (830)
                                                      -------      -------      -------      -------      -------      -------
     End of year ................................          59           17            9       24,363       10,066        6,295
                                                      =======      =======      =======      =======      =======      =======

Proved developed reserves at end of year ........          57           16            9       22,730        9,312        6,295
                                                      =======      =======      =======      =======      =======      =======


         Standardized Measure. The table of the Standardized Measure of Discounted Future Net Cash Flows relating to the Partnership's ownership interests in proved oil and gas reserves as of December 31, 1998, 1999 and 2000 is shown below.


                                 (IN THOUSANDS)

                                                                                 DECEMBER 31,
                                                                     ------------------------------------
                                                                       1998          1999          2000
                                                                     --------      --------      --------
Future cash inflows ............................................     $ 49,978      $ 21,212      $ 61,862
Future production costs ........................................      (15,017)       (6,718)       (8,311)
Future development costs .......................................       (1,327)       (1,012)         (272)
                                                                     --------      --------      --------
   Future net cash flows .......................................       33,634        13,482        53,279
10% annual discount for estimating timing of cash flows ........      (14,031)       (6,180)      (29,156)
                                                                     --------      --------      --------
   Standardized measure of discounted future net cash flows ....     $ 19,603      $  7,302      $ 24,123
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

         The standardized measure of discounted future net cash flows as of December 31, 1998, 1999 and 2000 was calculated using prices in effect as of those dates, which had a weighted average of $9.88, $25.53 and $26.03, respectively, per barrel of oil and $2.03, $2.07 and $9.79, respectively, per Mcf of natural gas.

         Changes in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               1998          1999          2000
                                                             --------      --------      --------
Changes due to current year operations:
   Sales of oil and gas, net of production costs .......     $ (6,566)     $ (2,719)     $ (2,123)
   Sales of oil and gas properties .....................           --       (10,358)           --
   Extensions and discoveries ..........................           --            --            --
   Development costs incurred during the year ..........          233            --            --
Changes due to revisions in standardized variables:
   Prices and production costs .........................       (8,506)         (410)       29,993
   Revisions of previous quantity estimates ............        2,151          (269)      (11,351)
   Estimated future development costs ..................         (252)         (221)          736
   Accretion of discount ...............................        3,132         1,960           730
   Production rates (timing) and other .................       (1,913)         (284)       (1,164)
                                                             --------      --------      --------
     Net (decrease) increase ...........................      (11,721)      (12,301)       16,821
   Beginning of year ...................................       31,324        19,603         7,302
                                                             --------      --------      --------
     End of year .......................................     $ 19,603      $  7,302      $ 24,123
                                                             ========      ========      ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION

GENERAL

         The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 45 employees as of December 31, 2000, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting and administration.

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


                                                                                                            OFFICER
                                                                                                              OR
                                                                                                          DIRECTOR OF
                                                                                                          THE COMPANY
NAME                            AGE     POSITION                                                             SINCE
----                            ---     --------                                                          ------------

John F. Bookout................. 78     President, Chief Executive Officer and a director                     1996
Rick G. Lester.................. 49     Senior Vice President and Chief Financial Officer and a director      1998
Kenneth R. Sanders.............. 51     Senior Vice President - Exploration and Production and a director     1999



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

         Kenneth R. Sanders has served as Senior Vice President - Exploration and Production and a director of Kelley Oil since August 1999. Previously, he was Vice-President - Exploitation, Acquisitions & Engineering of Seagull Energy E&P, Inc.


BENEFICIAL OWNERSHIP REPORTING

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable. See "Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         The following table sets forth information as of December 31, 2000 with respect to the only person known by the Partnership to own beneficially more than five percent of the Partnership's Units.


                                                       AMOUNT & NATURE
NAME AND ADDRESS OF                                     OF BENEFICIAL                                      PERCENT
BENEFICIAL OWNER                                          OWNERSHIP                                       OF CLASS
----------------                                       ---------------                                    --------
Kelley Oil Corporation                                   19,947,520                                          95.61%
601 Jefferson, Suite 1100                                  Direct
Houston, Texas  77002


MANAGEMENT

         The following table sets forth information as of December 31, 2000 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Unitholders have a 96.04% share and the General Partners a 3.96% share in the costs and revenues of the Partnership. Allocations of costs and revenues to Unitholders are made in accordance with the number of Units owned. The General Partners contributed $2,580,897 to the Partnership for their 3.96% interest. Costs and expenses incurred by Kelley Oil in connection with the syndication and organization of the Partnership aggregating approximately $750,000 were reimbursed by the Partnership in 1994 and charged to partners' equity. For further discussion on Related Transactions see Note 3 in the Notes to Financial Statements

                                     PART IV

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

           4.3 Amendment to Amended and Restated Agreement of Limited Partnership of the Registrant.

     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28 day of March 2001.


                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM


              By: KELLEY OIL CORPORATION, Managing General Partner




By:      /s/ John F. Bookout                 By:     /s/ Rick G. Lester
   ---------------------------------            --------------------------------
           John F. Bookout                             Rick G. Lester
       Chief Executive Officer                      Senior Vice President
                                                 and Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 28 day of March 2001 by the following persons in their capacity as directors of the Registrant's managing general partner.



        /s/ John F. Bookout                         /s/ Kenneth R. Sanders
-----------------------------------             --------------------------------
            John F. Bookout                             Kenneth R. Sanders



        /s/ Rick G. Lester
-----------------------------------
            Rick G. Lester

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER       DESCRIPTION
         -------      -----------
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

           4.3        Amendment to Amended and Restated Agreement of Limited
                      Partnership of the Registrant.