Form 10-Q
period 2001-03-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 2001-05-11
CIK 915915

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


FOR THE QUARTER ENDED MARCH 31, 2001                 COMMISSION FILE NO. 0-20998


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


                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

      Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited).................................   2

      Statements of Income for the three months ended March 31, 2000 (unaudited) and 2001 (unaudited).......   3

      Statements of Cash Flows for the three months ended March 31, 2000
      (unaudited) and 2001 (unaudited)......................................................................   4

      Notes to Financial Statements (unaudited).............................................................   5

      Management's Discussion and Analysis of Financial Condition and Results of Operations.................   6

PART II.  OTHER INFORMATION.................................................................................   9

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,     MARCH 31,
                                                                        2000            2001
                                                                    ------------     ----------
                                                                                     (UNAUDITED)
ASSETS:
   Cash and cash equivalents .....................................   $       --      $       --
   Accounts receivable - trade ...................................            9               9
   Accounts receivable - affiliates ..............................          363           1,072
                                                                     ----------      ----------
   Total current assets ..........................................          372           1,081
                                                                     ----------      ----------
   Oil and gas properties, successful efforts method:
     Properties subject to amortization ..........................       32,849          32,846
     Less:  Accumulated depreciation, depletion & amortization ...      (27,825)        (27,957)
                                                                     ----------      ----------
Total oil and gas properties .....................................        5,024           4,889
                                                                     ----------      ----------
     Total assets ................................................   $    5,396      $    5,970
                                                                     ==========      ==========
LIABILITIES:
   Accounts payable and accrued expenses .........................   $      370      $       77
                                                                     ----------      ----------
   Total current liabilities .....................................          370              77
                                                                     ----------      ----------
   Total liabilities .............................................          370              77
                                                                     ----------      ----------
PARTNERS' EQUITY:
   LP Unitholders' equity ........................................          284             332
   GP Unitholders' equity ........................................        4,544           5,329
   Managing and special general partners' equity .................          198             232
                                                                     ----------      ----------
   Total partners' equity ........................................        5,026           5,893
                                                                     ----------      ----------
     Total liabilities and partners' equity ......................   $    5,396      $    5,970
                                                                     ==========      ==========


                 See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                          2000           2001
                                                       ----------     ----------
REVENUES:
   Oil and gas sales .............................     $      707     $    1,153
                                                       ----------     ----------
   Total revenues ................................            707          1,153
                                                       ----------     ----------

COSTS AND EXPENSES:
   Lease operating expenses ......................             99             92
   Severance taxes ...............................             22             18
   General and administrative expenses ...........            100             44
   Depreciation, depletion and amortization ......            204            132
                                                       ----------     ----------
   Total expenses ................................            425            286
                                                       ----------     ----------
Net income .......................................     $      282     $      867
                                                       ==========     ==========

Net income allocable to LP and GP Unitholders ....     $      271     $      833
                                                       ==========     ==========

Net income allocable to managing and
   special general partners ......................     $       11     $       34
                                                       ==========     ==========

Net income per LP and GP Unit ....................     $      .01     $      .04
                                                       ==========     ==========

Average LP and GP Units outstanding ..............         20,864         20,864
                                                       ==========     ==========


                 See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                                2000            2001
                                                             ----------      ----------
OPERATING ACTIVITIES:
   Net income ..........................................     $      282      $      867
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation, depletion and amortization ..........            204             132
   Changes in operating assets and liabilities:
     Increase in accounts receivable ...................            (51)           (709)
     Decrease in accounts payable and accrued
       expenses ........................................            (65)           (293)
                                                             ----------      ----------
   Net cash provided by (used in) operating
     activities ........................................            370              (3)
                                                             ----------      ----------
INVESTING ACTIVITIES:
   Capital expenditures ................................             64               3
                                                             ----------      ----------
   Net cash provided by investing activities ...........             64               3
                                                             ----------      ----------
FINANCING ACTIVITIES:
   Distributions to partners ...........................           (434)             --
                                                             ----------      ----------
   Net cash used financing activities ..................           (434)             --
                                                             ----------      ----------
Increase (decrease) in cash and cash equivalents .......             --              --
Cash and cash equivalents, beginning of period .........             --              --
                                                             ----------      ----------
Cash and cash equivalents, end of period ...............     $       --      $       --
                                                             ==========      ==========


                 See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the period ended March 31, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-K.

         Derivative and Hedge Accounting. Historically, Contour Energy Co. has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the first quarter 2000. Beginning in 2001, due to small production volumes, the Partnership production will no longer be hedged.

         Through natural gas price swap agreements, approximately 49% of the Partnership's natural gas production for the three months ended March 31, 2000 was affected by hedging transactions at an average NYMEX quoted price of $2.48 per Mmbtu before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 67% of its crude oil production for the three months ended March 31, 2000, at an average NYMEX quoted price of $25.09 per bbl, before transaction and transportation costs. No natural gas or crude oil was hedged in the three months ended March 31, 2001. Hedging activities increased Partnership revenues by approximately $12,000 in the three months ended March 31, 2000, as compared to estimated revenues had no hedging activities been conducted.

         The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         At of January 1, 2001, the Partnership was not party to any derivative instruments and as such there is no impact on its financial statements as a result of the adoption of SFAS 133.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $36,000 of expenses was reclassified from oil and gas revenues to lease operating expenses for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. At March 31, 2001, Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Contour Energy Co. ("Contour") owns 95.61% of the Units and a 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         Drilling Operations. Since inception, the Partnership participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells were found productive and 4 gross (2.67 net) wells were dry.

         Hedging and Derivative Activities. Historically, Contour has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the first quarter 2000. Beginning 2001, due to small production volumes, the Partnership production will no longer be hedged.

         Through natural gas price swap agreements, approximately 49% of the Partnership's natural gas production for the three months ended March 31, 2000 was affected by hedging transactions at an average NYMEX quoted price of $2.48 per Mmbtu before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 67% of its crude oil production for the three months ended March 31, 2000, at an average NYMEX quoted price of $25.09 per bbl, before transaction and transportation costs. No natural gas or crude oil was hedged in the three months ended March 31, 2001. Hedging activities increased Partnership revenues by $12,000 in the three months ended March 31, 2000, as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2001 and 2000. Oil and gas revenues increased by 63% to $1,153,000 for the first quarter of 2001 compared to $707,000 in the corresponding quarter of 2000, primarily the result of higher natural gas prices and higher crude oil production, partially offset by lower natural gas production. Production of natural gas decreased 40% from 257,244 Mcf in the first quarter of 2000 to 154,474 Mcf in the current quarter due to natural depletion. The average price of natural gas increased 191% from $2.53 per Mcf in the first quarter of 2000 to $7.37 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 1,795 barrels, with an average sales price of $22.37 per barrel compared to 1,397 barrels at $27.61 per barrel in the same quarter last year.

         Lease operating expenses and severance taxes were $110,000 in the current quarter versus $121,000 in the first quarter of 2000, a decrease of 9%. This decrease was primarily the result of lower severance taxes and lower transportation and compression costs. On a unit of production basis, these expenses increased to $0.67 per Mcfe in the first quarter of 2001 from $0.46 per Mcfe in the same quarter of 2000, partially due to the decline in natural gas production volumes.

         General and administrative expenses of $44,000 in the current quarter decreased 56% from $100,000 in the first quarter of 2000. On a unit of production basis, these expenses decreased by 29% to $0.27 per Mcfe compared to $0.38 per Mcfe in the first quarter of 2000.

         Depreciation, depletion and amortization ("DD&A") expense decreased 35% from $204,000 in the first quarter of 2000 to $132,000 in the current quarter due to lower natural gas production levels. On a unit-of- production basis, DD&A expense increased to $0.80 per Mcfe in the first quarter of 2001 from $0.77 per Mcfe in the same quarter last year.

         The Partnership recognized net income of $867,000 or $0.04 per Unit for the first quarter of 2001. For the first quarter of 2000, the Partnership recognized net income of $282,000 or $0.01 per Unit. The reasons for the variance between the first quarter of 2001 and the first quarter of 2000 are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash used by the Partnership's operating activities during the first three months of 2001, as reflected on its statement of cash flows, totaled $3,000. During the period, funds provided by investing activities were comprised of a reduction in capital expenditures of $3,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 2000.

         Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash to the Unitholders on a quarterly basis which is not required for the conduct of Partnership business. In February 2001, the fourth quarter 2000 earnings distribution was paid to the managing and special general partners and the Unitholders in the amounts of $45,000 and $1,085,000, or $0.05 per Unit, respectively. However, future distributions to the unitholders and the managing and special general partners are contingent on future operating results.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

         Accounting Pronouncements. In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $36,000 of expenses was reclassified from oil and gas revenues to lease operating expenses for the three months ended March 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging and Derivative Activities.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Partnership with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Partnership or its representatives) that are forward-looking in nature are intended to be "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Partnership. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Partnership, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and natural gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on page 9 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         Words such as "anticipated," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Partnership's Form 10-K mentioned above.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT

                None

         (b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the first quarter of 2001.

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


                                             KELLEY PARTNERS 1994
                                             DEVELOPMENT DRILLING PROGRAM

                                             By:  KELLEY OIL CORPORATION
                                                  Managing General Partner


Date: May 11, 2001                           By:      /s/ Rick G. Lester
                                                  -----------------------------
                                                          Rick G. Lester
                                                  Executive Vice President and
                                                     Chief Financial Officer
                                                    (Duly Authorized Officer)
                                                  (Principal Financial Officer)