Form 10-Q
period 2001-06-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 2001-08-13
CIK 915915

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


FOR THE QUARTER ENDED JUNE 30, 2001                 COMMISSION FILE NO. 0-20998



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


         1001 MCKINNEY ST.
             SUITE 900
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

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements:
      Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited)...............................   2

      Statements of Income for the three months and six months ended
         June 30, 2000 and 2001 (unaudited)..............................................................   3

      Statements of Cash Flows for the six months ended June 30, 2000 and 2001 (unaudited)...............   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......   7

PART II.  OTHER INFORMATION..............................................................................  10

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,    JUNE 30,
                                                                       2000           2001
                                                                   -------------    --------
                                                                                   (UNAUDITED)
ASSETS:
   Cash and cash equivalents ...................................   $          --    $     --
   Accounts receivable - trade .................................               9           7
   Accounts receivable - affiliates ............................             363       1,132
                                                                   -------------    --------
   Total current assets ........................................             372       1,139
                                                                   -------------    --------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization ........................          32,849      32,878
     Less:  Accumulated depreciation, depletion and
              amortization .....................................         (27,825)    (28,469)
                                                                   -------------    --------
   Total oil and gas properties ................................           5,024       4,409
                                                                   -------------    --------
Total assets ...................................................   $       5,396    $  5,548
                                                                   =============    ========

LIABILITIES:
   Accounts payable and accrued expenses .......................   $         370    $    122
                                                                   -------------    --------
Total current liabilities ......................................             370         122
                                                                   -------------    --------
Total liabilities ..............................................             370         122
                                                                   -------------    --------

PARTNERS' EQUITY:
   LP Unitholders' equity ......................................             284         306
   GP Unitholders' equity ......................................           4,544       4,906
   Managing and special general partners' equity ...............             198         214
                                                                   -------------    --------
Total partners' equity .........................................           5,026       5,426
                                                                   -------------    --------
Total liabilities and partners' equity .........................   $       5,396    $  5,548
                                                                   =============    ========


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------    -----------------------------
                                                                 2000           2001             2000            2001
                                                            -------------   -------------    -------------   -------------
REVENUES:
   Oil and gas sales ....................................   $         633   $         538    $       1,340   $       1,691
                                                            -------------   -------------    -------------   -------------
   Total revenues .......................................             633             538            1,340           1,691
                                                            -------------   -------------    -------------   -------------

EXPENSES:
   Production expenses ..................................             159              83              258             175
   Severance taxes ......................................              15              12               37              30
   General and administrative expenses ..................              64              35              164              79
   Depreciation, depletion and amortization .............             164              70              368             202
   Impairment of oil & gas properties ...................              --             442               --             442
                                                            -------------   -------------    -------------   -------------
   Total expenses .......................................             402             642              827             928
                                                            -------------   -------------    -------------   -------------
Net income (loss) .......................................   $         231   $        (104)   $         513   $         763
                                                            =============   =============    =============   =============


Net income (loss) allocable to LP and GP unitholders ....   $         222   $        (100)   $         493   $         733
                                                            =============   =============    =============   =============

Net income (loss) allocable to managing and
   special general partners .............................   $           9   $          (4)   $          20   $          30
                                                            =============   =============    =============   =============
Net income (loss) per LP and GP unit ....................   $         .01   $         .00    $         .02   $         .04
                                                            =============   =============    =============   =============

Average LP and GP units outstanding .....................          20,864          20,864           20,864          20,864
                                                            =============   =============    =============   =============


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                               ------------------------------
                                                                   2000             2001
                                                               -------------    -------------
OPERATING ACTIVITIES:
   Net income ..............................................   $         513    $         763
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation, depletion and amortization ..............             368              202
     Impairment of oil & gas properties ....................              --              442
   Changes in operating assets and liabilities:
     Increase in accounts receivable .......................             (13)            (767)
     Decrease in accounts payable and accrued expenses .....             (54)            (248)
                                                               -------------    -------------
   Net cash provided by operating activities ...............             814              392
                                                               -------------    -------------

INVESTING ACTIVITIES:
   Capital expenditures ....................................              54              (29)
                                                               -------------    -------------
   Net cash provided by (used in) investing activities .....              54              (29)
                                                               -------------    -------------

FINANCING ACTIVITIES:
   Distributions to partners ...............................            (868)            (363)
                                                               -------------    -------------
   Net cash used in financing activities ...................            (868)            (363)
                                                               -------------    -------------
Increase (decrease) in cash and cash equivalents ...........              --               --
Cash and cash equivalents, beginning of period .............              --               --
                                                               -------------    -------------
Cash and cash equivalents, end of period ...................   $          --    $          --
                                                               =============    =============


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-K.

         Derivative and Hedge Accounting. Historically, Contour Energy Co. has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the second quarter and the first half of 2000. Beginning in 2001, due to small production volumes, the Partnership production will no longer be hedged.

         Through natural gas price swap agreements, approximately 56% and 52% of the Partnership's natural gas production for the second quarter of 2000 and the first half of 2000, respectively, was affected by hedging transactions at average NYMEX quoted prices of $2.60 per Mmbtu and $2.54 per Mmbtu, respectively, before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 73% and 70% of its crude oil production for the three and six months ended June 30, 2000, respectively, at average NYMEX quoted prices of $27.65 per bbl and $26.38 per bbl, respectively, before transaction and transportation costs. No natural gas or crude oil was hedged in the three months and six months ended June 30, 2001. Hedging activities decreased Partnership revenues by $102,000 and $90,000 for the three months and six months ended June 30, 2000, as compared to estimated revenues had no hedging activities been conducted.

         The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. At of January 1, 2001, the Partnership was not party to any derivative instruments and as such there was no impact on its financial statements as a result of the adoption of SFAS 133.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $31,000 and $67,000 of expenses were reclassified from oil and gas revenues to lease operating expenses for the three months and six months ended June 30, 2000, respectively.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.

This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Partnership expects no impact on its financial statements from the adoption of these standards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. At June 30, 2001, Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Contour Energy Co. ("Contour") owns 95.61% of the Units and a 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         Drilling Operations. Since inception, the Partnership participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells were found productive and 4 gross (2.67 net) wells were dry.

         Hedging and Derivative Activities. Historically, Contour has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the second quarter and the first half of 2000. Beginning 2001, due to small production volumes, the Partnership production will no longer be hedged.

         Through natural gas price swap agreements, approximately 56% and 52% of the Partnership's natural gas production for the second quarter of 2000 and the first half of 2000, respectively, was affected by hedging transactions at average NYMEX quoted prices of $2.60 per Mmbtu and $2.54 per Mmbtu, respectively, before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 73% and 70% of its crude oil production for the three and six months ended June 30, 2000, respectively, at average NYMEX quoted prices of $27.65 per bbl and $26.38 per bbl, respectively, before transaction and transportation costs. No natural gas or crude oil was hedged in the three months and six months ended June 30, 2001. Hedging activities decreased Partnership revenues by $102,000 and $90,000 for the three months and six months ended June 30, 2000, as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2001 and 2000. Oil and gas revenues of $538,000 for the second quarter of 2001 decreased 15% compared to $633,000 in the corresponding quarter of 2000 primarily as a result of lower natural gas and crude oil production, partially offset by higher natural gas prices. Production of natural gas decreased 46% from 206,681 Mcf in the second quarter of 2000 to 112,545 Mcf in the current quarter primarily due to normal production declines in the Partnership's producing areas. The average price of natural gas increased 54% from $3.05 per Mcf in the second quarter of 2000 to $4.71 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 606 barrels, with an average sales price of $28.30 per barrel compared to 808 barrels at $25.26 per barrel in the same quarter last year, representing a volume decrease of 25% and a price increase of 12%.

         Production expenses and severance taxes were $95,000 in the current quarter versus $174,000 in the second quarter of 2000, a decrease of 45%. The decrease was due primarily to lower second quarter 2001 lifting costs, severance taxes and transportation and compression expenses due in part to the decline in production volumes. On a unit of production basis, these expenses decreased to $0.81 per Mcfe in the second quarter of 2001 from $0.83 per Mcfe in the same quarter of 2000.

         General and administrative ("G&A") expenses decreased 45% to $35,000 in the current quarter from $64,000 in the second quarter of 2000. Lower second quarter 2001 Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses were $0.30 per Mcfe for the second quarters of both 2000 and 2001.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 57% to $70,000 in the second quarter of 2001 from $164,000 in the second quarter of 2000 primarily the result of lower natural gas and crude oil production. On a unit of production basis, DD&A expense was $0.60 per Mcfe in the second quarter of 2001 compared to $0.78 per Mcfe in the same quarter last year, a decrease of 23%.

         The second quarter of 2001 includes an expense of $442,000 for the impairment of oil & gas properties resulting from unsuccessful development activities in south Louisiana.

         The Partnership recognized a net loss of $(104,000) or $0.00 per Unit for the second quarter of 2001. For the second quarter of 2000, the Partnership recognized net income of $231,000 or $0.01 per Unit. The reasons for the variance between the second quarter of 2001 and the second quarter of 2000 are described in the foregoing discussion.

         Six Months Ended June 30, 2001 and 2000. Oil and gas revenues increased 26% to $1,691,000 for the first six months of 2001 compared to $1,340,000 in the corresponding period of 2000 as a result of higher natural gas prices and crude oil production partially offset by lower natural gas production. Production of natural gas decreased 42% from 463,925 Mcf in the first six months of 2000 to 267,019 Mcf in the current period primarily due to normal production declines in the Partnership's producing areas. The average price of natural gas was $6.25 per Mcf in the first half of 2001 compared to $2.84 per Mcf in the prior year, an increase of 120%. Production of crude oil in the current period totaled 2,401 barrels, with an average sales price of $23.87 per barrel compared to 2,205 barrels at $26.75 per barrel in the same period last year, representing a volume increase of 9% and a price decrease of 11%.

         Production expenses and severance taxes were $205,000 in the current period versus $295,000 in the first half of 2000, a decrease of 31%. The decrease was due primarily to lower lifting costs, severance taxes and transportation and compression expenses due in part to the decline in production volumes. On a unit of production basis, these expenses increased to $0.73 per Mcfe in the first six months of 2001 from $0.62 per Mcfe in the year-earlier period.

         G&A expenses of $79,000 in the current period decreased 52% from $164,000 in the first half of 2000. Lower current period Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses decreased from $0.34 per Mcfe in the first six months of 2000 to $0.28 per Mcfe in the current period.

         DD&A expenses decreased 45% from $368,000 in the first six months of 2000 to $202,000 in the current period primarily the result of lower natural gas production. On a unit of production basis, DD&A expense decreased to $0.72 per Mcfe in the first half of 2001 from $0.77 per Mcfe in the same period last year.

          The first half of 2001 includes an expense of $442,000 for the impairment of oil & gas properties resulting from unsuccessful development activities in south Louisiana.

         The Partnership recognized net income of $763,000 or $0.04 per Unit for the first half of 2001. For the first half of 2000, the Partnership recognized net income of $513,000 or $0.02 per Unit. The reasons for the variance between the first six months of 2001 and the first six months of 2000 are described in the foregoing discussion.

         The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first six months of 2001, as reflected on its statement of cash flows, totaled $392,000. During the period, funds used in investing activities were comprised of capital expenditures of $29,000, and funds used in financing activities were for distributions to partners of $363,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 2000.

         Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash that is not required for the conduct of Partnership business to unitholders on a quarterly basis. In May 2001, the first quarter 2001 earnings distribution was paid to the managing and special general partners and unitholders in the amounts of $14,000 and $349,000, or $0.02 per Unit, respectively. However, future distributions are contingent on future operating results.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

         Accounting Pronouncements. In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $31,000 and $67,000 of expenses were reclassified from oil and gas revenues to lease operating expenses for the three months and six months ended June 30, 2000, respectively.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Partnership expects no impact on its financial statements from the adoption of these standards.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

             EXHIBIT
             NUMBER:      EXHIBIT
             -------      -------

              None

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the second quarter of 2001.

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



                                              KELLEY PARTNERS 1994
                                              DEVELOPMENT DRILLING PROGRAM

                                              By:  KELLEY OIL CORPORATION
                                                   Managing General Partner


Date: August 13, 2001                         By:    /s/ Rick G. Lester
                                                 -------------------------------
                                                         Rick G. Lester
                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                  (Principal Accounting Officer)