Form 10-Q
period 2001-09-30
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 2001-11-14
CIK 915915

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2001             COMMISSION FILE NO. 0-20998



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

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Item 1. Financial Statements:
     Balance Sheets as of December 31, 2000 and September 30, 2001
      (unaudited)...........................................................   2

     Statements of Income for the three months and nine months ended
       September 30, 2000 and 2001 (unaudited)..............................   3

    Statements of Cash Flows for the nine months ended
      September 30, 2000 and 2001 (unaudited)...............................   4

    Notes to Financial Statements (unaudited)...............................   5

    Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................................   7

PART II.  OTHER INFORMATION.................................................  10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,     SEPTEMBER 30,
                                                                          2000               2001
                                                                       ------------     -------------
                                                                                         (UNAUDITED)
ASSETS:

   Cash and cash equivalents........................................   $      --         $      --
   Accounts receivable - trade......................................           9                 2
   Accounts receivable - affiliates.................................         363               673
                                                                       ---------         ---------
   Total current assets.............................................         372               675
                                                                       ---------         ---------

   Oil and gas properties, successful efforts method:

     Properties subject to amortization.............................      32,849            32,871
     Less:  Accumulated depreciation, depletion and amortization....     (27,825)          (28,572)
                                                                       ---------         ---------
   Total oil and gas properties.....................................       5,024             4,299
                                                                       ---------         ---------
Total assets........................................................   $   5,396         $   4,974
                                                                       =========         =========

LIABILITIES:

   Accounts payable and accrued expenses............................   $     370         $      68
                                                                       ---------         ---------
Total current liabilities...........................................         370                68
                                                                       ---------         ---------
Total liabilities...................................................         370                68
                                                                       ---------         ---------

PARTNERS' EQUITY:

   LP Unitholders' equity ..........................................         284               276
   GP Unitholders' equity...........................................       4,544             4,437
   Managing and special general partners' equity....................         198               193
                                                                       ---------         ---------
Total partners' equity..............................................       5,026             4,906
                                                                       ---------         ---------
Total liabilities and partners'equity...............................   $   5,396         $   4,974
                                                                       =========         =========


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPT. 30,                 SEPT. 30,
                                                   --------------------      --------------------
                                                     2000         2001         2000         2001
                                                   -------      -------      -------      -------

REVENUES:
Oil and gas sales ...........................      $   533      $   429      $ 1,873      $ 2,120
                                                   -------      -------      -------      -------
   Total revenues ...........................          533          429        1,873        2,120
                                                   -------      -------      -------      -------

EXPENSES:

   Production expenses ......................          104           75          362          250
   Severance taxes ..........................           16           26           53           56
   General and administrative expenses ......           56           23          220          102
Depreciation, depletion and amortization ....          147          103          515          305
   Impairment of oil & gas properties .......           --           --           --          442
                                                   -------      -------      -------      -------
   Total expenses ...........................          323          227        1,150        1,155
                                                   -------      -------      -------      -------
Net income ..................................      $   210      $   202      $   723      $   965
                                                   =======      =======      =======      =======


Net income allocable to LP and GP unitholders      $   201      $   194      $   694      $   927
                                                   =======      =======      =======      =======

Net income allocable to managing and
   special general partners .................      $     9      $     8      $    29      $    38
                                                   =======      =======      =======      =======

Net income per LP and GP unit ...............      $   .01      $   .01      $   .03      $   .04
                                                   =======      =======      =======      =======

Average LP and GP units outstanding .........       20,864       20,864       20,864       20,864
                                                   =======      =======      =======      =======


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                            SEPT. 30,
                                                                       ---------------------
                                                                        2000          2001
                                                                       -------       -------
OPERATING ACTIVITIES:

   Net income ...................................................      $   723       $   965
   Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation, depletion and amortization ...................          515           305
     Impairment of oil & gas properties .........................           --           442
   Changes in operating assets and liabilities:

     Decrease (increase) in accounts receivable .................           47          (303)
     Decrease in accounts payable and accrued expenses ..........          (62)         (302)
                                                                       -------       -------
   Net cash provided by operating activities ....................        1,223         1,107
                                                                       -------       -------

INVESTING ACTIVITIES:

   Capital expenditures .........................................           79           (22)
                                                                       -------       -------
   Net cash provided by (used in) investing activities ..........           79           (22)
                                                                       -------       -------

FINANCING ACTIVITIES:

   Distributions to partners ....................................       (1,302)       (1,085)
                                                                       -------       -------
   Net cash used in financing activities ........................       (1,302)       (1,085)
                                                                       -------       -------
Increase (decrease) in cash and cash equivalents ................           --            --
Cash and cash equivalents, beginning of period ..................           --            --
                                                                       -------       -------
Cash and cash equivalents, end of period ........................      $    --       $    --
                                                                       =======       =======


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-K.

         Derivative and Hedge Accounting. Historically, Contour Energy Co. has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the third quarter and the first nine months of 2000. Beginning in 2001, due to small production volumes, the Partnership production will no longer be hedged.

         Through natural gas price swap agreements and collars, the Partnership hedged approximately 94% and 65% of its natural gas production for the third quarter of 2000 and the first nine months of 2000, respectively. Through crude oil price swap agreements and collars, the Partnership hedged approximately 48% and 62% of its crude oil production for the three and nine months ended September 30, 2000, respectively. No natural gas or crude oil was hedged in the three months and nine months ended September 30, 2001. Hedging activities decreased Partnership revenues by $178,000 and $250,000 for the three months and nine months ended September 30, 2000,respectively, as compared to estimated revenues had no hedging activities been conducted.

         The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. As of January 1, 2001, the Partnership was not a party to any derivative instruments and as such there was no impact on its financial statements as a result of the adoption of SFAS 133.

         In June 2001, the Derivatives Implementation Group ("DIG") issued Statement 133 Implementation Issue No. G20 ("G20") titled "Cash Flow Hedges:
Assessing and Measuring the Effectiveness of a Purchase Option Used in a Cash Flow Hedge". G20 states, if an entity designates a purchased option (including a combination of options that comprise either a net purchased option of a zero-cost collar) in hedging the exposure to variability in expected future cash flows (i.e. natural gas or crude oil prices) and the entity documents that the hedge relationship is perfectly effective, it may report the change in the fair value of the purchase option through Other Comprehensive Income ("OCI"). The amount reported through accumulated OCI would be reclassified through earnings effecting the period covered by the purchase option. The effective date of implementation guidance in this issue is the first day of the first fiscal quarter after August 10, 2001. The Partnership plans to implement G20 during the fourth quarter, and expects no impact on its financial statements as a result of the adoption.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $29,000 and $96,000 of expenses were reclassified from oil and gas revenues to lease operating expenses for the three months and nine months ended September 30, 2000, respectively.

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

         In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of SFAS No. 143 and No. 144 and cannot yet reasonably estimate the impact, if any, these statements will have on its financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1994, Kelley Partners 1994 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. At September 30, 2001, Contour Energy E&P, Inc. (formerly Kelley Oil Corporation), managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Contour Energy Co. ("Contour") owns 95.61% of the Units and a 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         Drilling Operations. Since inception, the Partnership participated in drilling 92 gross (29.31 net) wells, of which 88 gross (26.64 net) wells were found productive and 4 gross (2.67 net) wells were dry.

         Hedging and Derivative Activities. Historically, Contour has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the third quarter and the first nine months of 2000. Beginning 2001, due to small production volumes, the Partnership production will no longer be hedged.

Through natural gas price swap agreements and collars, the Partnership hedged approximately 94% and 65% of its natural gas production for the third quarter of 2000 and the first nine months of 2000, respectively. Through crude oil price swap agreements and collars, the Partnership hedged approximately 48% and 62% of its crude oil production for the three and nine months ended September 30, 2000, respectively. No natural gas or crude oil was hedged in the three months and nine months ended September 30, 2001. Hedging activities decreased Partnership revenues by $178,000 and $250,000 for the three months and nine months ended September 30, 2000, respectively, as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2001 and 2000. Oil and gas revenues of $429,000 for the third quarter of 2001 decreased 20% compared to $533,000 in the corresponding quarter of 2000 primarily as a result of lower natural gas production and lower natural gas and crude oil prices, partially offset by higher crude oil production. Production of natural gas decreased 17% from 164,792 Mcf in the third quarter of 2000 to 136,629 Mcf in the current quarter primarily due to normal production declines in the Partnership's producing areas. The average price of natural gas decreased 4% from $3.26 per Mcf in the third quarter of 2000 to $3.12 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 522 barrels, with an average sales price of $29.26 per barrel compared to 254 barrels at $34.33 per barrel in the same quarter last year, representing a volume increase of 106% and a price decrease of 15%.

         Production expenses and severance taxes were $101,000 in the current quarter versus $120,000 in the third quarter of 2000, a decrease of 16%. The decrease was due primarily to lower third quarter 2001 lifting costs and transportation and compression expenses due in part to the decline in production volumes. These were partially offset by higher severance taxes due to an increase in Louisiana tax rates. On a unit of production basis, these expenses increased to $0.73 per Mcfe in the third quarter of 2001 from $0.72 per Mcfe in the same quarter of 2000.

         General and administrative ("G&A") expenses decreased 59% to $23,000 in the current quarter from $56,000 in the third quarter of 2000. Lower second quarter 2001 Partnership production activity caused the decline in G&A expenses charged by Contour Energy E&P, Inc. to the Partnership. On a unit of production basis, these expenses were $0.16 per Mcfe for the third quarter 2001 compared to $0.34 per Mcfe for the same quarter of 2000.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 30% to $103,000 in the third quarter of 2001 from $147,000 in the third quarter of 2000 primarily the result of lower equivalent production and a lower unit-of-production rate. On a unit of production basis, DD&A expense was $0.74 per Mcfe in the third quarter of 2001 compared to $0.88 per Mcfe in the same quarter last year, a decrease of 16%.

         The Partnership recognized net income of $210,000 and $202,000, or $0.01 and $0.01 per Unit for the third quarter of 2000 and 2001, respectively. The reasons for the variance between the two quarters are described in the foregoing discussion.

         Nine Months Ended September 30, 2001 and 2000. Oil and gas revenues increased 13% to $2,120,000 for the first nine months of 2001 compared to $1,873,000 in the corresponding period of 2000 as a result of higher natural gas prices and crude oil production partially offset by lower natural gas production and crude oil prices. Production of natural gas decreased 36% from 628,717 Mcf in the first nine months of 2000 to 403,648 Mcf in the current period primarily due to normal production declines in the Partnership's producing areas. The average price of natural gas was $5.19 per Mcf in the first nine months of 2001 compared to $2.95 per Mcf in the prior year, an increase of 76%. Production of crude oil in the current period totaled 2,923 barrels, with an average sales price of $24.83 per barrel compared to 2,459 barrels at $27.53 per barrel in the same period last year, representing a volume increase of 19% and a price decrease of 10%.

         Production expenses and severance taxes were $306,000 in the current period versus $415,000 in the first nine months of 2000, a decrease of 26%. The decrease was due primarily to lower lifting costs and transportation and compression expenses due in part to the decline in production volumes. On a unit of production basis, these expenses were $0.72 per Mcfe for the first nine months 2001 compared to $0.64 per Mcfe for the same period in 2000.

         G&A expenses of $102,000 in the current period decreased 54% from $220,000 in the first nine months of 2000. Lower current period Partnership production activity caused the decline in G&A expenses charged by Contour Energy E&P, Inc. to the Partnership. On a unit of production basis, these expenses decreased from $0.34 per Mcfe in the first nine months of 2000 to $0.24 per Mcfe in the current period.

         DD&A expenses decreased 41% from $515,000 in the first nine months of 2000 to $305,000 in the current period primarily the result of lower equivalent production and lower overall unit-of-production expense. On a unit of production basis, DD&A expense decreased to $0.72 per Mcfe in the first nine months of 2001 from $0.80 per Mcfe in the same period last year.

          The first nine months of 2001 includes an expense of $442,000 for the impairment of oil & gas properties resulting from unsuccessful development activities in south Louisiana.

         The Partnership recognized net income of $965,000 or $0.04 per Unit for the first nine months of 2001. For the first nine months of 2000, the Partnership recognized net income of $723,000 or $0.03 per Unit. The reasons for the variance between the first nine months of 2001 and the first nine months of 2000 are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first nine months of 2001, as reflected on its statement of cash flows, totaled $1,107,000. During the period, funds used in investing activities were comprised of capital expenditures of $22,000, and funds used in financing activities were for distributions to partners of $1,085,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 2000.

         Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

        Distribution Policy. The Partnership maintains a policy of distributing cash that is not required for the conduct of Partnership business to unitholders on a quarterly basis. During the first nine months of 2001, earnings distributions were paid to the managing and special general partners and unitholders in the amounts of $43,000 and $1,042,000, or $0.05 per Unit, respectively. However, future distributions are contingent on future operating results.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

         Accounting Pronouncements. In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $29,000 and $96,000 of expenses were reclassified from oil and gas revenues to lease operating expenses for the three months and nine months ended September 30, 2000, respectively.

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

         In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of SFAS No. 143 and No. 144 and cannot yet reasonably estimate the impact, if any, these statements will have on its financial statements upon adoption.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
               None

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the third quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KELLEY PARTNERS 1994
                                           DEVELOPMENT DRILLING PROGRAM

                                           By:  CONTOUR ENERGY E&P, INC.
                                                Managing General Partner

Date: November 14, 2001                    By:        /s/Rick G. Lester
                                                --------------------------------
                                                         Rick G. Lester
                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                 (Principal Accounting Officer)