Form 10-Q
period 2002-03-31
KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
filed 2002-05-20
CIK 915915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002 Commission File No. 0-20998

KELLEY PARTNERS 1994 DEVELOPMENT
DRILLING PROGRAM
(Exact name of registrant as specified in its charter)

Texas	76-0419001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 McKinney St.
Suite 900
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
BALANCE SHEETS
(In thousands)

	December 31, 2001	March 31, 2002
		(Unaudited)
Assets:
Cash and cash equivalents	$—	$—
Accounts receivable—trade	1	—
Accounts receivable—affiliates	246	372

Total current assets	247	372

Oil and gas properties, successful efforts method:
Properties subject to amortization	32,873	32,873
Less: Accumulated depreciation, depletion & amortization	(28,616)	(28,717)

Total oil and gas properties	4,257	4,156

Total assets	$4,504	$4,528

Liabilities:
Accounts payable and accrued expenses	$78	$45

Total current liabilities	78	45

Total liabilities	78	45

Partners’Equity:
LP Unitholders’ equity	249	252
GP Unitholders’ equity	4,003	4,055
Managing and special general partners’ equity	174	176

Total partners’ equity	4,426	4,483

Total liabilities and partners’ equity	$4,504	$4,528

See Notes to Financial Statements (unaudited).

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Revenues:
Oil and gas sales	$1,153	$242

Total revenues	1,153	242

Costs and Expenses:
Lease operating expenses	92	36
Severance taxes	18	20
General and administrative expenses	44	28
Depreciation, depletion and amortization	132	101

Total expenses	286	185

Net income	$867	$57

Net income allocable to LP and GP Unitholders	$833	$55

Net income allocable to managing and special general partners	$34	$2

Net income per LP and GP Unit	$.04	$.00

Average LP and GP Units outstanding	20,864	20,864

See Notes to Financial Statements (unaudited).

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2002
Operating Activities:
Net income	$867	$57
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	132	101
Changes in operating assets and liabilities:
Increase in accounts receivable	(709)	(125)
Decrease in accounts payable and accrued expenses	(293)	(33)

Net cash (used in) provided by operating activities	(3)	—

Investing Activities:
Capital expenditures	3	—

Net cash provided by investing activities	3	—

Financing Activities:
Distributions to partners	—	—

Net cash used financing activities	—	—

Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See Notes to Financial Statements (unaudited).

KELLEY PARTNERS 1994 DEVELOPMENT DRILLING PROGRAM
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

General.    The accompanying unaudited interim financial statements of Kelley Partners 1994 Development Drilling Program (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the period ended March 31, 2002 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 3 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s 2001 Annual Report on Form 10-K.

Derivative and Hedge Accounting.    The Partnership accounts for derivatives used in hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) effective January 1, 2001.

Historically, Contour Energy Co. has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines. Beginning in 2001, due to small production volumes, the Partnership’s production is no longer hedged.

NOTE	2—GENERAL PARTNER

Contour Energy E&P, LLC, managing general partner of the Partnership (“Contour E&P”) owns 95.62% of the Partnership units plus a 3.94% managing general partnership interest at March 31, 2002. Contour E&P is a subsidiary of Contour Energy Co. (collectively with its subsidiaries, “Contour”).

Contour has two issues of debt outstanding, $155 million of 10 3/8% senior subordinated notes (“Subordinated Notes”) and $105 million of 14% senior secured notes (“Senior Notes”). Contour’s Senior Notes become due by April 15, 2003. Contour E&P is a guarantor under these notes. Redemption of these notes begins in 2002 with $2.1 million of principal payments due in July and October. An additional redemption payment of $2.1 million is due in January 2003 with a final payment of $98.7 million due on April 15, 2003. It is not anticipated that Contour will generate sufficient cash flows from operations to repay this debt. Neither can it assume that future borrowings will be available in an amount sufficient to pay or refinance this obligation on commercially reasonable terms or at all.

Contour has entered into discussions with certain holders of its Subordinated Notes that may lead to a conversion of that debt into equity. The outcome of the negotiations and the possible impact on the Partnership are uncertain. However, if negotiations are not successful, Contour may be forced to seek protection under federal bankruptcy regulations. Contour E&P is a guarantor under the Senior Notes and the Subordinated Notes. Contour did not make the interest payment due April 15, 2002 on the Subordinated Notes when due, therefore an event of default has occurred under the indenture. An event of default under the indenture governing the Subordinated Notes triggers an event of default under the indenture governing the Senior Notes. The defaults under these notes or a bankruptcy filing by Contour could have a material adverse impact on the Partnership.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Partnership’s adoption of these standards had no impact on its financial statements.

In August and October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and is effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of SFAS No. 143 and cannot yet reasonably estimate the impact, if any, this statement will have on its financial statements upon adoption. The Partnership had no impact on its financial statements from the adoption of SFAS 144 on January 1, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

In 1994, Kelley Partners 1994 Development Drilling Program (the “Partnership”) issued units of limited and general partner interests (“Units”). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. At March 31, 2002, Contour Energy E&P, LLC, managing general partner of the Partnership (“Contour E&P”) and a wholly owned subsidiary of Contour Energy Co. (“Contour”) owns 95.62% of the Units and a 3.94% managing general partnership interest.

Derivative Instruments and Hedging Activities.    The Partnership adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item’s fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (“OCI”).

Historically, Contour Energy Co. has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines. Beginning in 2001, due to small production volumes, the Partnership’s production is no longer hedged.

Results of Operations

Three Months Ended March 31, 2002 and 2001.    Oil and gas revenues decreased by 79% to $242,000 for the first quarter of 2002 compared to $1,153,000 in the corresponding quarter of 2001, primarily the result of lower natural gas and crude oil prices and lower natural gas and crude oil production. Production of natural gas decreased 32% from 154,474 Mcf in the first quarter of 2001 to 104,425 Mcf in the current quarter due to natural depletion. The average price of natural gas decreased 69% from $7.37 per Mcf in the first quarter of 2001 to $2.28 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 432 barrels, with an average sales price of $20.70 per barrel compared to 1,795 barrels at $22.37 per barrel in the same quarter last year.
Lease operating expenses and severance taxes were $56,000 in the current quarter versus $110,000 in the first quarter of 2001, a decrease of 49%. This decrease was primarily the result of lower lifting and transportation and compression costs partially offset by higher severance taxes. Both lifting costs and transportation and compression expenses were impacted by the decline in equivalent production volumes. The increase in severance taxes was due to a rate increase enacted by the state of Louisiana in 2001. On a unit of production basis, these expenses decreased to $0.53 per Mcfe in the first quarter of 2002 from $0.67 per Mcfe in the same quarter of 2001.

General and administrative expenses of $28,000 in the current quarter decreased 36% from $44,000 in the first quarter of 2001. On a unit of production basis, these expenses were $0.26 per Mcfe in the first quarter of 2002 compared to $0.27 per Mcfe in the first quarter of 2001.

Depreciation, depletion and amortization (“DD&A”) expense decreased 23% from $132,000 in the first quarter of 2001 to $101,000 in the current quarter due to lower natural gas and crude oil production. On a unit-of-production basis, DD&A expense increased to $0.94 per Mcfe in the first quarter of 2002 from $0.80 per Mcfe in the same quarter last year.

The Partnership recognized net income of $57,000 or $0.00 per Unit for the first quarter of 2002. For the first quarter of 2001, the Partnership recognized net income of $867,000 or $0.04 per Unit. The reasons for the variance between the first quarter of 2002 and the first quarter of 2001 are described in the foregoing discussion.

Liquidity and Capital Resources

Liquidity. The Partnership did not generate any cash flows from its operating activities during the first three months of 2002, as reflected on its statement of cash flows. Additionally, no cash was provided by or used in its investing activities during the period. As a result, no distributions will be made for the first quarter and the Partnership’s cash and cash equivalents remained unchanged from December 31, 2001.

Commodity Prices.    The Partnership continued to experience weak commodity prices during the first quarter 2002 with average realized prices for natural gas and crude oil of $2.28/Mcf and $20.70/Bbl, respectively. Recently, prices have rebounded with the price for April natural gas approaching $3.40/Mmbtu. However, storage levels for natural gas are at historically high levels and the strength and timing of improvement in demand for natural gas is uncertain. As a result of these factors, there is considerable risk that these recent price improvements will be sustained and continued risk that the Partnership’s cash flows from operations will be sufficient to meet our ongoing obligations.

Capital Resources.    The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. However, in periods of low commodity prices such as was experienced in the first quarter 2002, cash flows may not be sufficient to meet these needs.

Although the capital needs of the Partnership are minimal and are funded by cash flows from operations, the administration of the Partnership and its assets are dependent on Contour E&P as Managing General Partner. The financial difficulties of Contour could have a detrimental effect on Contour E&P’s abilities to administer the Partnership.

Distribution Policy.    The Partnership maintains a policy of distributing cash, which is not required for the conduct of Partnership business to unitholders on a quarterly basis. During the first quarter of 2002, no distributions were paid. Future distributions to the unitholders and the managing and special general partners are contingent on future operating results.

Inflation and Changing Prices.    Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Partnership’s adoption of these standards had no impact on its financial statements.

In August and October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and is effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of SFAS No. 143 and cannot yet reasonably estimate the impact, if any, this statement will have on its financial statements upon adoption. The Partnership had no impact on its financial statements from the adoption of SFAS 144 on January 1, 2002.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Instruments and Hedging Activities.

Forward-looking Statements

Statements contained in this Report and other materials filed or to be filed by the Partnership with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Partnership or its representatives) that are forward-looking in nature are intended to be “forward-looking statement” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Partnership. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Partnership, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and natural gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 10 and 11 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Words such as “anticipated,” “expect,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Partnership’s Form 10-K mentioned above.

PART II.     OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number:	Exhibit

None

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLEY PARTNERS 1994
DEVELOPMENT DRILLING PROGRAM

By:	CONTOUR ENERGY E&P, LLC
Managing General Partner

By:	/s/ RICK G. LESTER
Rick G. Lester Manager
Date: May 20, 2002